Form 10QSB
period 2007-12-31
Paragon Semitech USA, Inc.
filed 2008-02-19
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 000-52988

PARAGON SEMITECH USA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0291849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ	08816
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (732) 658-4280

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 18, 2008, there were 9,259,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐ No ☒

PARAGON SEMITECH USA, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements (Unaudited)

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$14,452

Total Current Assets	14,452

Total Assets	$14,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,271

Total Current Liabilities	2,271

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	-
Common stock at $0.001 par value, 100,000,000 shares authorized, 9,250,000 shares issued and outstanding	9,250
Additional paid-in capital	227,317
Deferred compensation	(174,300)
Deficit accumulated during the development stage	(50,086)

Total Stockholders' Equity	12,181

Total Liabilities and Stockholders' Equity	$14,452

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
	For the Six Months		April 10, 2002
	Ended		(Inception) through
	December 31, 2007	December 31, 2006	December 31, 2007

NET REVENUES	$-	$-	$11,030

OPERATING EXPENSES:
Professional fees	8,270	-	20,770
Stock based compensation	24,900	-	24,900
Travel and entertainment	421	5,367	6,652
General and administrative expenses	870	-	5,686

Total operating expenses	34,461	5,367	58,008

LOSS FROM OPERATIONS	(34,461)	(5,367)	(46,978)

OTHER INCOME (EXPENSE):
Other income (expense), net	307	-	(438)

Total other income (expense)	307	-	(438)

LOSS BEFORE INCOME TAXES	(34,154)	(5,367)	(47,416)

INCOME TAXES	-	-	2,670

NET LOSS	$(34,154)	$(5,367)	$(50,086)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	8,766,300	6,750,000	7,221,550

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended
	December 31, 2007	December 31, 2006

OPERATING EXPENSES:
Professional fees	$6,770	$-
Stock based compensation	24,900	0
General and administrative expenses	501	-

Total operating expenses	32,171	0

LOSS FROM OPERATIONS	(32,171)	0

OTHER INCOME (EXPENSE):
Other income (expense), net	127	-

Total other income (expense)	127	-

LOSS BEFORE INCOME TAXES	(32,044)	0

INCOME TAXES	-	-

NET LOSS	$(32,044)	$0

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$0

Weighted Average Common Shares Outstanding - basic and diluted	9,250,000	6,750,000

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Deficit Accumulated	Total
	Number of		Paid-in	Deferred	During the	Stockholders'
	Shares	Amount	Capital	Compensation	Development Stage	Equity

Balance, July 1, 2004	-	$-	$-	$-	$-	$-

Issuance of common stock for cash - $.001 per share	6,750,000	6,750	(6,250)	-	-	500

Net loss				-	(2,774)	(2,774)

Balance, July 1, 2005	6,750,000	$6,750	$(6,250)	$-	$(2,774)	$(2,274)

Net loss				-	(1,237)	(1,237)

Balance, June 30, 2006	6,750,000	6,750	(6,250)	-	(4,011)	(3,511)

Contribution to capital			5,367			5,367

Issuance of common stock pursuant to share exchange agreement	1,500,000	1,500				1,500

Net loss				-	(11,921)	(11,921)

Balance, June 30, 2007	8,250,000	8,250	(883)	-	(15,932)	(8,565)

Issuance of common stock for cash - $.03 per share	1,000,000	1,000	29,000			30,000

Issuance of warrant for services			199,200	(199,200)		-

Amortization of deferred compensation				24,900		24,900

Net loss					(34,154)	(34,154)

Balance, December 31, 2007	9,250,000	$9,250	$227,317	$(174,300)	$(50,086)	$12,181

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from
	For the Six Months		April 10, 2002
	Ended		(Inception) through
	December 31, 2007	December 31, 2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,154)	$(5,367)	$(50,086)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense
Stock based compensation	24,900	-	24,900
Changes in operating assets and liabilities:
Accrued expenses	(2,999)	-	2,271
Taxes payable	(2,670)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(14,923)	(5,367)	(22,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	(3,750)	-	500
Sale of common stock	30,000	-	31,000
Receipt of stock subscription receivable	500	-	500
Contribution to capital	-	5,367	5,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,750	5,367	37,367

NET CHANGE IN CASH	11,827	-	14,452

Cash at beginning of period	2,625	-	-

Cash at end of period	$14,452	$-	$14,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$2,670	$-	$2,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for stock subscription receivable subsequently received in September, 2007	$-	$-	$500
Issuance of warrants for services	$199,200	$-	$199,200

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Paragon SemiTech USA Incorporated (a development stage company) (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey. The Company engages in the development and production of polysilicon and consulting services relating to the specialty chemical gases industry.

Paragon SemiTech USA, Inc. (“Paragon”, or the “Company”) was incorporated on May 21, 2007 under the laws of the State of Delaware. Prior to the merger with Paragon New Jersey, the Company was inactive.

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 6,750,000 shares of its common stock representing at the time approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey. As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost. The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements for the three-month and six-month periods ended December 31, 2007 and 2006 and the period from April 10, 2002 (Inception) through December 31, 2007 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2007 and notes thereto filed as part of the Company’s Registration Statement on Form SB-2 on November 7, 2007 and amended Registration Statement on Form SB-2/A on December 11, 2007, which was declared effective on December 13, 2007. Interim results are not necessarily indicative of the results for a full fiscal year.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Paragon New Jersey. All inter-company balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accrued expenses and taxes payable, approximate their fair values because of the short maturity of these instruments and market rates of interest.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

The Company’s revenues are derived principally from sale of polysilicon and consulting services relating to the specialty chemical gases industry. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The fair value of each warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.380%
Dividend yield	0.000%
Expected volatility	79.601%
Expected option life	5.00 years

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy warrant exercises.

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $24,900 for the three-month and six-month periods ended December 31, 2007. The expense is classified as operating expense on the statement of operations.

The ranges of assumptions for inputs shown in the table above for fiscal year 2008 are as follows:

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

•
The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through warrants which excludes 1,000,000 shares of common stock issuable under warrants for the three-month and six-month periods ended December 31, 2007. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with its annual report for the fiscal year ending June 30, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting. However, the SEC has proposed in Release 33-8889 that the deadline for the auditor’s attestation report be extended another year to annual reports for fiscal years ending on or after December 15, 2009.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $50,086 at December 31, 2007, earned a nominal amount of revenues since inception and had a net loss and cash used in operations of $34,154 and $14,923 for the six-month period ended December 31, 2007, respectively.

While the Company is attempting to begin generating measurable revenues, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to begin generating measurable revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

(i) Common stock

On May 23, 2007, the Company issued 1,500,000 shares of its common stock at the par value of $0.001 per share for a stock subscription receivable of $1,500, $1,000 of which was received on June 28, 2007 and $500 of which was received on September 28, 2007.

On July 30, 2007, Paragon New Jersey executed a promissory note (“Note”) with an unrelated individual in the amount of $30,000. The Note bears interest at 8% per annum with principal and interest due July 29, 2008. Upon the execution of the Reorganization Agreement

NOTE 4 – STOCKHOLDERS’ EQUITY (CONT’D)

(See Note 1), the note holder converted the entire principal into 1,000,000 shares of common stock of the Company at $0.03 per share and forgave the interest.

(ii) Issuance of warrants for services

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract.

NOTE 5 – SUBSEQUENT EVENTS

Sale of common stock

On January 29, 2008, the Company sold 9,000 shares of its common stock via prospectus sale at $0.20 per share to ten (10) individuals for $1,800.

* * * * * *

ITEM 2 Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a development stage company engaged in the development and production of polysilicon in China. Polysilicon is a key component for integrated circuit and central processing unit manufacturers as well as the key material used to produce photovoltaic cells, a critical component of solar panel construction. The photovoltaic solar industry is growing rapidly but is currently limited due to severe shortages and allocations of the polysilicon material. Silicon, one of the most common elements on the planet, is the basic component of polysilicon.

We have developed a unique specialty gas based technology to produce solar and semiconductor grade silicon. We have developed technology to utilize various fluoride-based gases such as F2, 3F2 and 4F2 to remove certain minerals from industrial grade silicon. The resulting silicon can reach a purity level as high as 99.9999% to 99.99999999%. Compared to the traditional silicon purifying technology, the fluoride gas based method has the advantage of lower cost, lower energy consumption and less environmental pollution.

We plan to build a state-of-art facility in Baoding, Hebei Province to produce polysilicon in small quantities. After the completion of our initial polysilicon manufacturing facility, we intend to either build a commercial scale (1,000 tons and above) facility ourselves or enter into a licensing agreement with a third party to manufacture polysilicon using our technology. We intend to become a leading producer of polysilicon in China utilizing this technology.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Introduction

We are a development stage company and we generated no revenue during the second quarters of 2008 and 2007.

Revenues and Loss from Operations

Our revenue, total operating expenses and net income (loss) from operations for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006 and September 30, 2007 are as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Percentage Change	Three Months Ended September 30, 2007

Revenue	$-	$-	-%	-
Total operating expenses	32,171	-	-%	$2,290

Loss from Operations	$(32,171)	$-	-%	$(2,290)

We generated no revenue during the second quarters of 2008 or 2007. During the same time periods, our operating expenses increased from zero to $32,171 as we began to report the expenses of getting the company publicly traded, and because of $24,900 in stock-based compensation from the issuance of warrants. As a result, we had a net loss from operations of $32,171 for the three months ended December 31, 2007, as compared to a net loss of zero for the three months ended December 31, 2006. In the immediately preceding quarter, the three months ended September 30, 2007, we had a net loss of $2,290.

Our operating expenses consist of professional fees, stock based compensation expenses, and general and administrative expenses. Our professional fees were $6,770 during the three months ended December 31, 2007, compared to zero for the three months ended December 31, 2006 and $1,500 for the three months ended September 30, 2007. The operating expenses incurred during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 and September 30, 2007, were:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Percentage Change	Three Months Ended September 30, 2007

Operating Expenses:

Professional fees	$6,770	$-	-%	$1,500
Stock based compensation	24,900	-
Travel and entertainment	-	-	-%	421
General and administrative	501	-	-%	369

Total Operating Expenses	32,171	-	-%	2,290

Results of Operations for the Six Months Ended December 31, 2007 and 2006

Introduction

We are a development stage company and we generated no revenue during the first two quarters of 2008 and 2007.

Revenues and Loss from Operations

Our revenue, total operating expenses and net income (loss) from operations for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006 are as follows:

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Percentage Change

Revenue	$-	$-	-%
Total operating expenses	34,461	5,367	542%

Loss from Operations	$(34,461)	$(5,367)	542%

We generated no revenue during the first two quarters of 2008 or 2007. During the same time periods, our operating expenses increased from $5,367 to $34,461 as we began to report the expenses of getting the company publicly traded, and because of $24,900 in stock-based compensation from the issuance of warrants. As a result, we had a net loss from operations of $34,461 for the six months ended December 31, 2007, as compared to a net loss of $5,367 for the six months ended December 31, 2006.

Our operating expenses consist of professional fees, stock based compensation expenses, travel and entertainment expenses, and general and administrative expenses. Our professional fees were $8,270 during the six months ended December 31, 2007, compared to zero for the six months ended December 31, 2006. The operating expenses incurred during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, were:

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Percentage Change

Operating Expenses:

Professional fees	$8,270	$-	-%
Stock based compensation	24,900	-
Travel and entertainment	421	5,367	(92)%
General and administrative	870	-	-%

Total Operating Expenses	34,461	5,367	542%

Liquidity and Capital Resources

Introduction

During the three months ended December 31, 2007, we had a net loss of $32,044 and a negative cash flow from operations of $14,923. Because we had no revenues, almost any change in our operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007 as compared to September 30, 2007, are as follows:

	December 31,	September 30,
	2007	2007

Cash	$14,452	$25,346
Total current assets	14,452	25,346
Total assets	14,452	25,346
Total current liabilities	2,271	4,521
Total liabilities	2,271	4,521

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months. During the six months ended December 31, 2007, we received total proceeds of $30,500 from the issuance of common stock. Our cash is utilized primarily for professional fees associated with becoming a public, reporting company.

During the six months ended December 31, 2007, we repaid $3,750 to Columbia China Capital Group, Inc., an affiliate of the Company, for its loan to the Company to pay for costs incurred relating to a private placement offering and our SB-2 filing.

Beyond the next 12 months, our cash needs are anticipated to increase substantially as we expand, and as we become a fully reporting public company. We anticipate fulfilling our cash needs primarily through the sale of our common stock, followed by increased cash flows from operations. We cannot estimate what our cash needs will be in the future, other than the approximately $150,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations and Financing

During the six months ended December 31, 2007, we generated a positive cash flow of $11,827. This was a result of net cash provided by financing activities of $26,750. Net cash provided by financing activities consisted of proceeds of $30,500 from the issuance of common stock. We anticipate that we will continue to operate at approximately break-even until we are able to obtain substantial financing.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Due to the limited level of operations, we have not had to make material assumptions or estimates other than the assumption that we are a going concern.

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T) Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending June 30, 2008.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended December 31, 2007.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On January 29, 2008, we completed the sale of 9,000 shares of our common stock by prospectus sale at $0.20 per share to a total of ten (10) investors for a total of $1,800.

ITEM 6 Exhibits

(a)	Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated as of September 27, 2007

3.1 (1)	Articles of Incorporation of Paragon SemiTech USA, Inc., filed on May 21, 2007

3.2 (1)	Bylaws of Paragon SemiTech USA, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on November 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon SemiTech USA, Inc.

Dated: February 18, 2008	/s/ Frank Z.W. Fang
By: Frank Z.W. Fang
Its: Chief Executive Officer