Form 10-Q
period 2008-03-31
Paragon Semitech USA, Inc.
filed 2008-05-20
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-52988

PARAGON SEMITECH USA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0291849 (I.R.S. Employer Identification No.)
197 Route 18 South, Suite 3000, PMB 4157 East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Issuer’s telephone number, including area code   (732) 658-4280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __   Accelerated filer __

Non-accelerated filer  __      Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __.

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2008, there were 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

PARAGON SEMITECH USA, INC.

PART I - FINANCIAL INFORMATION

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

ITEM 1 Financial Statements

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,606	$2,625
Stock subscription receivable	-	500

Total Current Assets	2,606	3,125

Total Assets	$2,606	$3,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$4,271	$5,270

Total Current Liabilities	4,271	11,690

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.001 par value, 100,000,000 shares
authorized, 9,259,000 and 8,250,000 shares issued and outstanding, respectively	9,259	8,250
Additional paid-in capital	229,108	(883)
Deferred compensation	(149,400)	-
Deficit accumulated during the development stage	(90,632)	(15,932)

Total Stockholders' Deficit	(1,665)	(8,565)

Total Liabilities and Stockholders' Deficit	$2,606	$3,125

See accompanying notes to the consolidated financial statements

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			April 10, 2002
	For the Nine Months ended		(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

NET REVENUES	$-	$2,200	$11,030

OPERATING EXPENSES:
Professional fees	23,892	-	36,392
Stock based compensation	49,800		49,800
Travel and entertainment	54	5,367	6,285
General and administrative expenses	1,293	-	6,109

Total operating expenses	75,039	5,367	98,586

LOSS FROM OPERATIONS	(75,039)	(3,167)	(87,556)

OTHER (INCOME) EXPENSE:
Other (income) expense, net	(339)	-	406

Total other (income) expense	(339)	-	406

LOSS BEFORE INCOME TAXES	(74,700)	(3,167)	(87,150)

INCOME TAXES	-	-	2,670

NET LOSS	$(74,700)	$(3,167)	$(89,820)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	9,253,049	6,750,000	7,405,755

See accompanying notes to the consolidated financial statements

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

NET REVENUES	$-	$2,200

OPERATING EXPENSES:
Professional fees	$15,622	$-
Stock based compensation	24,900	-
Travel and entertainment	(367)	-
General and administrative expenses	423	-

Total operating expenses	40,578	-

LOSS FROM OPERATIONS	(40,578)	2,200

OTHER (INCOME) EXPENSE:
Other (income) expense, net	(32)	-

Total other (income) expense	(32)	-

INCOME (LOSS) BEFORE INCOME TAXES	(40,546)	2,200

INCOME TAXES	-	-

NET INCOME (LOSS)	$(40,546)	$2,200

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$0.00

Weighted average common shares
outstanding - basic and diluted	9,253,049	8,250,000

See accompanying notes to the consolidated financial statements

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			April 10, 2002
	For the Nine Months Ended		(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,700)	$(3,167)	$(90,632)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation expense
Stock based compensation	49,800		49,800
Changes in operating assets and liabilities:
Accrued expenses	(999)	-	4,271
Taxes payable	(2,670)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(28,569)	(3,167)	(36,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	(3,750)	-	500
Sale of common stock	30,000	-	31,000
Receipt of stock subscription receivable	500	-	500
Contribution to capital	1,800	5,367	7,167

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,550	5,367	39,167

NET CHANGE IN CASH	(19)	2,200	2,606

Cash at beginning of period	2,625	-	-

Cash at end of period	$2,606	$2,200	$2,606

Interest paid	$-	$-	$-
Taxes paid	$2,670	$-	$2,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for stock subscription receivable subsequently received in September, 2007	$-	$-	$500

Issuance of warrants for services	$199,200	$-	$199,200

See accompanying notes to the consolidated financial statements

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
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

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 6,750,000 shares of its common stock at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey. As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost. The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements for the three-month and nine-month periods ended March 31, 2008 and 2007 and the period from April 10, 2002 (Inception) through March 31, 2008 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2007 and notes thereto filed as part of the Company’s Registration Statement on Form SB-2 on November 7, 2007 and amended Registration Statement on Form SB-2/A on December 11, 2007, which was declared effective on December 13, 2007. The results of operations realized during an interim period are not necessarily indicative of the results to be expected for the full year.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

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
March 31, 2008
(Unaudited)
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

The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by $49,800 for the nine-month periods ended March 31, 2008. The expense is classified as operating expense on the statement of operations.

The ranges of assumptions for inputs shown in the table above for fiscal year 2008 are as follows:

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through warrants which excludes 1,000,000 shares of common stock issuable under warrants for the three-month and nine-month periods ended March 31, 2008. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending June 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

❑	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

❑	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

❑	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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
March 31, 2008
(Unaudited)

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $90,632 at March 31, 2008, earned a nominal amount of revenues since inception and had a net loss and cash used in operations of $74,700 and $28,569 for the nine-month period ended March 31, 2008, respectively.

While the Company is attempting to generate measurable revenues, the Company’s cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and begin generating measurable revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

(i) Common stock

On May 23, 2007, the Company issued 1,500,000 shares of its common stock at the par value of $0.001 per share for a stock subscription receivable of $1,500, $1,000 of which was received on June 28, 2007 and $500 of which was received on September 28, 2007.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(Unaudited)

On July 30, 2007, Paragon New Jersey executed a promissory note (“Note”) with an unrelated individual in the amount of $30,000. The Note bears interest at 8% per annum with principal and interest due July 29, 2008. Upon the execution of the Reorganization Agreement (See Note 1), the note holder converted the entire principal into 1,000,000 shares of common stock of the Company at $0.03 per share and forgave the interest.

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

NOTE 5 - SUBSEQUENT EVENTS

Sale of common stock

From April 3, 2008 to April 19, 2008, we completed the sale of 442,000 shares of our common stock by prospectus sale at $0.20 per share to a total of nine (9) investors for a total of $88,400.

* * * * * *

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a development stage company engaged in the development and eventually the production of polysilicon in China. Polysilicon is a key component for integrated circuit and central processing unit manufacturers as well as the key material used to produce photovoltaic cells, a critical component of solar panel construction. The photovoltaic solar industry is growing rapidly but is currently limited due to severe shortages and allocations of the polysilicon material. Silicon, one of the most common elements on the planet, is the basic component of polysilicon.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Introduction

We are a development stage company and we generated no revenue during the third quarter of 2008 and nominal revenue during the third quarter of 2007.

Revenues and Loss from Operations

Our revenue, total operating expenses and net income (loss) from operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 and December 31, 2007 are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Percentage Change	Three Months Ended December 31, 2007

Revenue	$-	$2,200	-	-
Total operating expenses	40,578	-	-	$32,171

Income (Loss) from Operations	$(40,578)	$2,200	-	$(32,171)

We generated no revenue during the third quarter of 2008 and $2,200 in revenue during the third quarter of 2007. During the same time periods, our operating expenses increased from zero to $40,578 as we began to report the expenses of getting the company publicly traded, and because of $24,900 in stock-based compensation from the issuance of warrants. As a result, we had a net loss from operations of $40,578 for the three months ended March 31, 2008, as compared to net income from operations of $2,200 for the three months ended March 31, 2007. In the immediately preceding quarter, the three months ended December 31, 2007, we had a net loss from operations of $32,171.

Our operating expenses consist of professional fees, stock based compensation expenses, and general and administrative expenses. Our professional fees were $15,622 during the three months ended March 31, 2008, compared to zero for the three months ended March 31, 2007 and $6,770 for the three months ended December 31, 2007. The operating expenses incurred during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and December 31, 2007, were:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Percentage Change	Three Months Ended December 31, 2007

Operating Expenses:

Professional fees	$15,622	$-	-	$6,770
Stock based compensation	24,900	-		24,900
Travel and entertainment	(367)	-	-	-
General and administrative	423	-	-	501

Total Operating Expenses	$40,578	$-	-	$32,171

Results of Operations for the Nine Months Ended March 31, 2008 and 2007

Introduction

We are a development stage company and we generated no revenue during the first three quarters of 2008 and nominal revenue during the first three quarters of 2007.

Revenues and Loss from Operations

Our revenue, total operating expenses and net income (loss) from operations for the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007 are as follows:

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Percentage Change

Revenue	$-	$2,200	-
Total operating expenses	75,039	5,367	1,298.2%

Loss from Operations	$(75,039)	$(3,167)	2,269.4%

We generated no revenue during the first three quarters of 2008 and $2,200 in revenue during the first three quarters of 2007. During the same time periods, our operating expenses increased from $5,367 to $75,039 as we began to report the expenses of getting the company publicly traded, and because of $24,900 in stock-based compensation from the issuance of warrants. As a result, we had a net loss from operations of $75,039 for the nine months ended March 31, 2008, as compared to a net loss from operations of $3,167 for the nine months ended March 31, 2007.

Our operating expenses consist of professional fees, stock based compensation expenses, travel and entertainment expenses, and general and administrative expenses. Our professional fees were $23,892 during the nine months ended March 31, 2008, compared to zero for the nine months ended March 31, 2007. The operating expenses incurred during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, were:

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Percentage Change

Operating Expenses:

Professional fees	$23,892	$-	-
Stock based compensation	49,800	-	-
Travel and entertainment	54	5,367	(99.0%)
General and administrative	1,293	-	-

Total Operating Expenses	$75,039	$5,367	1,298.2%

Liquidity and Capital Resources

Introduction

During the nine months ended March 31, 2008, we had a net loss of $74,700 and a negative cash flow from operations of $28,569. Because we had no revenues, almost any change in our operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2008 as compared to December 31, 2007, are as follows:

	March 31,	December 31,
	2008	2007

Cash	$2,606	$14,452
Total current assets	2,606	14,452
Total assets	2,606	14,452
Total current liabilities	4,271	2,271
Total liabilities	4,271	2,271

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months. During the nine months ended March 31, 2008, we received total proceeds of $30,500 from the issuance of common stock. Our cash is utilized primarily for professional fees associated with becoming a public, reporting company.

During the nine months ended March 31, 2008, we repaid $3,750 to Columbia China Capital Group, Inc., an affiliate of the Company, for its loan to the Company to pay for costs incurred relating to a private placement offering and our SB-2 filing.

Beyond the next 12 months, our cash needs are anticipated to increase substantially as we expand, and as a result of being a fully reporting public company. We anticipate fulfilling our cash needs primarily through the sale of our common stock, followed by increased cash flows from operations. We cannot estimate what our cash needs will be in the future, other than the approximately $150,000 annually we anticipate spending on the cost of being a publicly registered company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations and Financing

During the nine months ended March 31, 2008, we generated a negative cash flow of $19. This was a result of net cash provided by financing activities of $28,550 and net cash used in operating activities of $28,569. Net cash provided by financing activities consisted primarily of proceeds of $30,500 from the issuance of common stock. Net cash used in operating activities came primarily from a net loss of $74,700. We anticipate that we will continue to operate at approximately break-even until we are able to obtain substantial financing.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3. We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T Controls and Procedures

Because we are a new reporting company, we are not required to furnish the information required by this Item until we report on our fiscal year ending June 30, 2009.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending June 30, 2009. In February 2008, the SEC published a proposed amendment to these guidelines. If the amendment is approved as proposed, it would require our external auditors to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending June 30, 2010.

PART II - OTHER INFORMATION

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

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2008.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

From April 3, 2008 to April 19, 2008, we completed the sale of 442,000 shares of our common stock by prospectus sale at $0.20 per share to a total of nine (9) investors for a total of $88,400.

ITEM 6 Exhibits

(a)
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

Paragon SemiTech USA, Inc.

Dated: May 19, 2008	/s/ Frank Z.W. Fang
By: Frank Z.W. Fang
Its: Chief Executive Officer