Form 10-K
period 2008-06-30
Paragon Semitech USA, Inc.
filed 2008-10-14
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-52988

Paragon SemiTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0291849
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

558 Lime Rock Road, Lakeville, Connecticut 06039
(Address of principal executive offices)

Registrant’s telephone number, including area code  (860)-435-7000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (3,902,378 shares) on October 10, 2008, based on an assumed market value per share of $0.10038) was $391,720.70. None of the registrant’s equity securities are traded on a securities exchange or quoted on an inter-dealer quotation system. The assumed market value of the shares is based on the price for shares of the registrant’s Series A Convertible Preferred Stock paid by an investor in a private placement consummated on September 2, 2008 and the rate at which our Series A Convertible Preferred Stock may be converted into our Common Stock. In addition, for purposes of the computation of the aggregate market value of shares held by non-affiliates, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of October 10, 2008, there were outstanding 19,256,000 shares of the registrant’s common stock, par value $.001 per share.

Paragon SemiTech USA, Inc.

Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are "forward-looking statements" Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to continuing in business; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's inability to continue operations; the Company's inability to obtain necessary financing; the effect of a going concern statement by the Company's auditors; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability of the Company to attract and retain qualified personnel for its operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results. In addition, wherever the Company refers to the operating results of Yili Master Carborundum Production Co., Ltd. in this annual report, the numbers have not been audited.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of October 10, 2008, US$1.00 = 6.83528 yuan; 1 yuan=US$0.14630.

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated on May 21, 2007, in the State of Delaware, as Paragon SemiTech USA, Inc.

On September 27, 2007, we acquired 100% of the issued and outstanding shares of Paragon SemiTech USA Incorporated, a New Jersey corporation (“Paragon NJ”), from its shareholders, in exchange for 6,750,000 shares of our common stock.

From January 29, 2008 to April 30, 2008, we accepted subscription agreements in the total amount of $151,200 from 31 subscribers to our public offering of shares of common stock pursuant to our Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 13, 2007. Pursuant to the accepted subscription agreements, the subscribers purchased a total 756,000 shares of our common stock at $0.20 per share. We closed the offering on May 30, 2008.

The Company’s board of directors and majority shareholders have authorized a change of the Company’s name to Master Silicon Carbide Industries, Inc., which will better identify the Company with the business conducted by its indirectly wholly owned subsidiary, Yili Master Carborundum Production Co., Ltd., namely, the production and sale of silicon carbide. We have filed the preliminary information statement on Schedule 14C on October 10, 2008 regarding the name change. We anticipate the name change may be effected by the end of November 2008.

Recent Developments

On September 2, 2008, pursuant to a Securities Purchase Agreement entered into by the parties which was consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly owned by us, acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a BVI company incorporated in the British Virgin Islands (“C3 Capital”). At the time we acquired C3 Capital, it had an agreement to purchase all of the equity interests in Yili Master Carborundum Production Co., Ltd., a wholly owned foreign enterprise in the People’s Republic of China (the “PRC”) (“Yili China”). In September 2008, using the proceeds of the $10,000,000 private placement to The China Hand Fund I, LLC (the “Investor”) of the Company’s Series A Convertible Preferred Stock and warrants to purchase common stock which closed on September 2, 2008 and which is discussed below (the “Private Placement”), the Company directly paid approximately $550,560 in cash to the former holders of the equity interests in Yili China to enable C3 Capital to acquire all of such equity interests.

In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao for RMB900,000 (approximately $131,670 based on the exchange rate as of RMB1 = US$0.1463 on October 10, 2008) and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Ms. Ping Li, for an option to purchase for an aggregate purchase price of $50,000 the assets of Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”). Neither Ehe China nor Quartz Mine China currently has any assets or operations; however, Ehe China is planning a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China plans to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

Yili Carborundum currently owns and operates a set of 5,500 kilovolt-ampere carborundum metallurgy and production systems with corollary established production equipment and infrastructure at Yining County, Kazak Autonomous Prefecture, Xinjiang Uygur Autonomous Region of the PRC.

The Company, through Yili Carborundum intends to develop by the third quarter of 2009 three new 8,500-ton furnaces with the production capacity of carborundum metallurgy of 25,500 tons per year.

In order to fund the construction of the furnaces referred to in the preceding paragraph, we intend to use a portion of the proceeds of the Private Placement as well as proceeds from our anticipated sale of up to an additional $7,000,000 of our securities pursuant to the exercise of an option to purchase such securities we granted to the Investor in the Private Placement. Such option may be exercised by the Investor until November 30, 2008.

Executive Offices

Our executive offices are located at  558 Lime Rock Road, Lakeville, Connecticut and our telephone number at our executive offices is (860)-435-7000.

Our Business

We intend to produce and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide. Silicon carbide (“SiC”) is an extremely hard, chemically inert, and heat-resistant substance which has high thermal conductivity, resistance to abrasion, and strength at high temperatures. Because of these characteristics, SiC is enjoying wide use in many growing industries in China. For example, pure SiC is a natural semiconductor and thus efforts are underway exploring the possibility of replacing silicon with SiC in the semiconductor industry. SiC is most widely utilized in the solar energy (photovoltaic) industry, where it is used in precision cutting, pressure blasting, wire-sawing, and surface preparation, in addition to other processes. SiC is also used in many other industries, including the production of refractory materials and industrial ceramics as well as in the automobile, electronics, steel and nuclear industries. China’s current annual requirement for SiC is approximately 230,000 tons with only 130,000 tons of currently available supply. We believe that as the industries requiring SiC continue to grow, demand should continue to rise.

The Company’s present SiC production capacity is 3,000 tons per annum. The Company, through Yili China, produced an aggregate of 1,250 tons of black SiC during the fiscal year ended June 30, 2007. It produced an aggregate of 1,835 tons green SiC and black SiC during the fiscal year ended June 30, 2008. Yili China was formed in April 2005 and commenced production since January 2006.With the addition of the proposed facility, by 2012, the Company’s management anticipates the Company would achieve an annual production capacity of 67,000 tons.

Manufacturing Process

Although a small amount of SiC can be found naturally, the vast majority of the substance is manmade. SiC is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace. The material formed in the furnace varies in purity, according to the distance from the graphite resistor heat source. Colorless, pale yellow and green crystals (“green” SiC) have the highest purity and are found closest to the heat source. The color changes to blue and black at greater distance from the resistor and the darker crystals are less pure (“black” SiC). After initial processing, SiC crystals can be crushed into grains with granulation equipment and filtered using vibrating sieve machines. The material can be further processed into fine powders so that it can be used in the production of industrial ceramic products. The Company anticipates that most of its revenues will be from the sale of green SiC.

Several fundamental issues will continue to constrain the construction of SiC smelters for the foreseeable future. First and foremost, the SiC production landscape in China is dominated by small and inefficient players. We believe that these small smelters lack the capital and scale necessary to rapidly construct incremental production capacity in order to meet demand for SiC. Secondly, the construction of incremental production facilities is restricted by two factors. First, SiC smelters are large, expensive facilities that require a great deal of capital to construct. Second, due to the recent passage of environmental regulatory measures, government approval of new construction has become very difficult to obtain.

The Company’s Perceived Competitive Advantages

Yili China was the first entity to operate in the Yining East Industrial Park in Xinjiang. As a result, the Company’s management team has a meaningful relationship with local government and business in Xinjiang and has already obtained permission to construct its proposed SiC processing facility. Furthermore, the relatively remote location of Xinjiang coupled with the province’s low population density reduces the risk of potential regulatory constraints impeding further Company expansion in the future.

Cheap Raw Materials

The three main cost components of SiC production are, in descending order, petroleum coke, electricity, and quartz. Due to the close proximity of four major oil fields that annually produce approximately 5 million tons of petroleum coke, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs. The Company also has access to cheap electricity due to its proximity to local hydroelectric facilities. The Company’s cost of 0.23 RMB/kwh represents a 29% discount to that of the Company’s main competitor, Gui Qiang Silicon Carbide Co., Ltd. at Qinghai province of the PRC. Lastly, the Company’s operating facility is located near property in Aletai in Xinjiang Uygur Autonomous Region of the PRC, which has confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz based on a geographical report issued by Xinjiang Nonferrous Metal Geographical Survey Team Technology Commission on August 30, 2003. The Company has entered into a Memorandum of Understanding with Mr. Zhigang Gao and Ms. Ping Li for an option to purchase for $50,000 the equity interests of Quartz Mine China, an entity to be formed by them which will seek and expects to obtain from the PRC government exploration and mining rights to such property. The Company anticipates that if such rights are obtained (of which there can be no assurance) and the Company exercises its option to acquire the equity interests in Quartz Mine China, the Company will have sufficient quartz for its production of SiC in the next ten years.

Intellectual Capital / Technology

The Company’s technical staff includes members who have been working in the SiC industry since 1966. The staff also includes members who participated in the development and implementation of the first green SiC smelting process. As a result, the Company is currently the standard-setter in the industry.

Additionally, the Company has developed several proprietary techniques utilized during the smelting process. One such technique involves the use of the Company’s discoveries in carbon monoxide gas recovery technology; the Company can capture carbon monoxide created during the smelting process and use it to reduce its fuel costs.

Principal Suppliers and Sources of Raw Materials

Individual suppliers (generally farmers and peasants) provide silicon to the Company by collecting quartz-silicon pebbles on the river bed of the Erchis River in the Xinjiang Uygur Autonomous Region of the PRC and we turn them into sand with silicon. The purity of the pebbles is very high. While the ownership of the pebbles belongs to the PRC government, to date, the PRC government has not charged the Company or its suppliers for the collection of such pebbles. The Company anticipates that by the end of 2008 it will complete the purchase of the equity interests of Quartz Mine China, an entity to be formed which will seek and expects to obtain from the PRC government the exploration and mining rights to a property in Aletai in Xinjiang Uygur Autonomous Region which contains confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz. If such rights are obtained and the Company completes the purchase, the Company intends to construct a mine to recover quartz from the property commencing from around the second half of 2009. It costs approximately $10 for mining 1 ton of quartz. The management estimates that the mine can satisfy the company’s raw material needs on quartz for the next ten years.

Petroleum coke is provided to the Company by China National Petroleum Corporation, through its various refineries and branches as well as China Petroleum and Chemical Corporation.

The Company’s source of electricity is the Hydropower Center of the Yili River Construction and Management Bureau of the Xinjiang Water Department. While the suppler’s production of hydropower is reduced by approximately 50% in the winter drought season, based on the Company’s past experience and its relationships with its supplier, the Company anticipates that its supplier will be able to and will supply to the Company all of the Company’s requirements for electricity throughout all seasons of the year. The Company believes that it has a competitive advantage because most of its competitors rely on electricity generated by coal burning facilities. The average price to the Company for electricity is approximately 0.23rmb/kwh for hydropower. The average cost for coal-generated electricity paid by the Company’s competitors is not less than 0.38rmb/kwh.

Principal Customers

The following table sets forth the five largest customers of Yili China, in terms of quantities of the products we sold to them during the fiscal year ended June 30, 2008. Our five largest customers accounted for an aggregate of 88.2% quantity in the products we sold out.

Customer’s Name	Quantity (Metric Tons)	Percent in Total Products We Sold (in terms of quantity)
Urumqi Tianlide Industry and Trading Co., Ltd.	568	31.0%
Changge Shengdi Silicon Industry Co., Ltd.	360	19.6%
Henan Xinmi Silicon Carbide Factory	247	13.5%
Gongyi City Jinshi Fire Proof Material Co., Ltd.	240	13.1%
Henan Yangguang Silicon Carbide Co., Ltd.	203	11.1%

Marketing

Due to its current limited production and its ability to sell all of the SiC it produces, the Company does not have a marketing department nor does it currently do any advertising or have any marketing materials. However, the Company plans to establish a marketing department after it expands its SiC production capacity by the construction of three new furnaces. The Company believes that it has a good reputation in the industry through its participation in the China Abrasives Industry Association, seminars, conferences and other contacts.

Seasonality of Business

The Company does not believe that its business is subject to seasonal trends.

Competition

The Company believes that it has six competitors in Xinjiang province, five of which are manufacturing green SiC and the other manufacturing black SiC. The number of manufacturers of SiC in China is over 100. The Company believes that Gui Qiang Silicon Carbide Co., Ltd. located at Qinghai province of the PRC is the largest producer of green SiC in China, with approximately 35% of the market. The Company believes that upon construction of its planned integrated SiC production facility the Company would become the largest producer of SiC in China by the year of 2012.

Intellectual Property

Patents

The Company believes that it has proprietary know-how regarding the construction and operation of furnaces that will enable it to reduce costs and increase productivity in the smelting process through waste heat recovery, effluent recycling and exhaust reduction techniques. The Company doe not believe that it would be advantageous to it to disclose such technology and has therefore declined to apply for a patent or patents regarding such technology.

Trademarks

The Company presently does not have any trademarks, although it intends to apply for a trademark in the PRC regarding its name and logo.

Government Regulation

The Company is or will be subject to laws, rules and regulations of the PRC and local governments regarding the discharge of waste materials into the environment, the operation of its mining operations and the quality of its products. SiC manufacturing is a restricted industry under the PRC Catalogue for the Guidance of Foreign Investment Industries and other relevant regulations. Annual production of SiC cannot exceed an approved amount.

Employees

As of October 10, 2008, we had 53 employees, of whom 20 are executive and administrative personnel, 2 are research and development staff and 30 are manufacturing personnel.

Green SiC Project

The Company is planning a 40,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals. The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. The Company plans to construct the project in two stages. In the first stage, it proposes to construct a smelting base with an annual capacity of 40,000 tons of SiC. In the second stage, the Company will construct a powder production line and a granulation workshop.

 Securities Purchase Agreement

On September 2, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Investor and issued to several assigns of the Investor an aggregate of 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (“Series A Stock”) and warrants (the “Warrants”) to purchase an aggregate of 24,904,645 shares of the Company’s Common Stock, par value $.001 per share (“Common Stock”), in exchange for a cash payment in the amount of $10,000,000 (the “Private Placement”).

As set forth in the Securities Purchase Agreement, during the period from the closing of the Private Placement to November 30, 2008, the Investor has an option to purchase up to 697,350 additional shares of Series A Stock and warrants to purchase up to 17,433,751 (i.e., 1,743,375 shares on a post Reverse Split basis, as defined below) additional shares of its Common Stock for an aggregate purchase price of up to Seven Million U.S. Dollars ($7,000,000) under the same terms and conditions as provided in the Private Placement, including, but not limited to the same per unit purchase price.

In connection with the Securities Purchase Agreement, we designated 2,000,000 shares of Series A Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. The rights and preferences of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock which we filed with the Secretary of State of Delaware on September 2, 2008. A summary of the rights and preferences of the Series A Stock is set forth in Item 1.01 our Current Report on Form 8-K which we filed with the Securities and Exchange Commission on September 8, 2008 and which summary is incorporated by reference herein.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman, CEO and Interim CFO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500.

Our operating facilities are located at Zone A, Industry Zone of Yining County of Yili Hasake Autonomous State under Xinjiang Uygur Autonomous Region of the PRC. We constructed temporary factory building covering approximately 2,600 square meters of land. We also constructed office building, employee’s dormitory building with a construction area of 350 square meters for each. The land on which all the buildings are located are approximately 33,333 square meters. We leased it from Yining County Xingning Economic Technology Development Co., Ltd., an entity wholly owned by the local government in Xinjiang Uygur Autonomous Region in the PRC, for a term of 30 years from 2005 for an annual rent of RMB2,500 (approximately $365).

We are negotiating with the local government to obtain a land use right for an additional 100,000 square meters land in order to satisfy our on going construction need for the expansion of our operation.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

To date there has been no market for our common stock or other securities.

Dividends

We have not paid dividends on our common stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our common stock in the foreseeable future.

Shares reserved for issuance

As of October 10, 2008, there were reserved for issuance a total of 80,744,000 shares of our common stock. Had we not decided for a reverse stock split, the Company’s need to reserve additional 44,779,225 shares of common stock in order to satisfy the issuance of 99,618,580 shares of common stock upon the conversion of the Series A Convertible Preferred Stock and 24,904,645 shares of common stock upon the exercise of the warrants. The Company’s board and majority shareholders have authorized a 10-for-1 reverse stock split as set forth in our preliminary information statement on Schedule 14C filed on October 9, 2008.

Market for our common stock

As of October 10, 2008, there are approximately 40 holders of record of our common stock. None of our securities have been traded, or are listed for trading, on a stock exchange or quoted on an inter-dealer quotation system.

Equity Compensation Plan Information

We have no equity compensation plans under which our securities may be issued as of the date of this report.

Recent Issuances of Securities

Pursuant to the Securities Purchase Agreement with the Investor, on September 2, 2008, we issued to several assigns of the Investor an aggregate of 996,186 shares of our Series A Stock and Warrants to purchase an aggregate of 24,904,645 shares of our Common Stock in exchange for a cash payment in the amount of $10,000,000. The issuance of the Series A Stock and Warrants was accomplished in reliance upon an exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

On September 2, 2008, we issued to Mr. Zhigang Gao an aggregate of 9,250,000 shares of Common Stock (approximately 7.78% of the total outstanding shares of the Company on a fully diluted basis as of September 30, 2008) as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, and as an inducement for Mr. Gao to serve as an executive officer of Yili China. The issuance of the Common Stock to Mr. Gao without registration was made in reliance upon Regulation S under the Securities Act.

On October 9, 2007, we issued warrants to acquire 1,000,000 shares of our common stock to Columbia China Capital Group, Inc., an affiliate of the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was either accredited or sophisticated and familiar with our operations.

On September 27, 2007, we issued 6,750,000 shares of our common stock to Hong Zhao, our former Chief Financial Officer, Secretary and Director, in exchange for 100% of the issued and outstanding shares of Paragon SemiTech USA, Incorporated, a New Jersey corporation. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On September 27, 2007, we issued 1,000,000 shares of our common stock to Yi Tao pursuant to the conversion of a convertible promissory note in the principal amount of $30,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On May 23, 2007, we issued an aggregate of 1,500,000 shares of our common stock to our founders as follows: Frank Z.W. Fang, our Chief Executive Officer and President (500,000); The Lebrecht Group, APLC (500,000); and CH Capital, LLC (500,000), in exchange for aggregate cash consideration of $1,500. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

As of October 10, 2008, the following shares of common stock should have been reserved for issuance:

•	99,618,580 shares issuable upon conversion of the Series A Convertible Preferred Stock.

•	24,904,645 shares issuable upon exercise of the Warrants issued to assigns of the Investor in a private placement consummated on September 2, 2008.

We currently reserved for issuance a total of 80,744,000 shares of our common stock. We need to reserve additional 44,779,225 shares of common stock in order to satisfy the issuance of 99,618,580 shares of common stock upon the conversion of the Series A Convertible Preferred Stock and 24,904,645 shares of common stock upon the exercise of the warrants had we not decided for a reverse stock split. The Company’s board and majority shareholders have authorized a 10-for-1 reverse stock split as set forth in our preliminary information statement on Schedule 14C filed on October 9, 2008. The reverse stock split is expected to be effective by the end of this November.

Transfer Agent

The Company's stock transfer agent is Island Stock Transfer located at 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Their telephone number is 727-289-0010 and their facsimile is 727-290-3961.

Penny Stock Regulations

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

Statements in this discussion that are not statements of historical fact could turn out to be untrue and are subject to the risks and uncertainties described in the “Special Note Regarding Forward Looking Statements” on page 4 of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage company engaged in the development and production of silicon carbide in China. We produce and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide. Silicon carbide (“SiC”) is an extremely hard, chemically inert, and heat-resistant substance which has high thermal conductivity, resistance to abrasion, and strength at high temperatures. Because of these characteristics, SiC is enjoying wide use in many growing industries in China.

Results of Operations for the Fiscal Years ended June 30, 2008 and 2007

The following tables and analysis show the operating results of the Company for the fiscal year ended June 30, 2008 and June 30, 2007. They do not include the operating results of Yili China.

Revenues and Loss from Operations

Our revenue, total operating expenses and net loss from operations for the fiscal year ended June 30, 2008 (“fiscal 2008”) as compared to the fiscal year ended June 30, 2007 (“fiscal 2007”) are as follows:

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007	Percentage Change

Revenue	$-	$7,180	N/A
Total operating expenses	200,398	18,552	1,080.2%

Loss from Operations	$(200,398)	$(11,372)	1,762.2%

We had no revenue in fiscal 2008 and only nominal revenue in fiscal 2007. During the same time periods, our operating expenses increased by 1,080.2% as a result of preparations for the filing of our registration statement. As a result, we had a net loss from operations of $200,398 for fiscal 2008, as compared to net loss of $11,401 for fiscal 2007.

Our operating expenses consist primarily of professional fees, stock-based compensation, travel expenses, and general and administrative expenses. Our professional fees increased from $12,500 during fiscal 2007 to $103,657 during fiscal 2008 as a result of preparations for the filing of our registration statement. Additionally, in fiscal 2008 versus fiscal 2007, we incurred $74,700 in stock-based compensation expenses as a result of our issuance in October 2007 of a five year warrant to purchase 1,000,000 shares of our common stock at $.001 per share. We also incurred $15,054 in travel and entertainment expenses in fiscal 2008 as compared to $5,367 of such expenses in fiscal 2007 and $6,987 in general and administrative expenses in fiscal 2008 as compared to $685 of such expenses in fiscal 2007. The operating expenses incurred during fiscal 2008 and 2007, were:

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007	Percentage Change

Operating Expenses:

Professional fees	$103,657	$12,500	729.3%
Stock-Based Compensation	74,700	-	N/A
Travel and entertainment	15,054	5,367	180.5%
General and administrative	6,987	685	920.0%

Total Operating Expenses	$200,398	18,552	980.2%

Liquidity and Capital Resources

Introduction

During the fiscal 2008, we had a net loss of $199,755 and a negative cash flow from operations of $124,724 as compared to a net loss of $11,921 and a negative cash flow from operations of $7,492 for fiscal 2007.

Cash Requirements

Our cash requirements are expected to substantially increase in the fiscal year ending June 30, 2009 as the result of our acquisition in September 2008 of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a wholly owned foreign enterprise in the People’s Republic of China (the “PRC”) and our anticipated investment to expand Yili China’s business of the production and sale of SiC, including the construction in fiscal 2009 of three new 8,500 ton furnaces to increase our capacity to produce SiC.

During the fiscal year ended June 30, 2008, we received $171,429 from the sale of our common stock. Subsequent to June 30, 2008 we received gross proceeds of $10,000,000 for the sale of our Series A Convertible Preferred Stock (“Series A Stock”) to the Investor in a private placement. Such investor has the right, but not the obligation, to purchase prior to November 30, 2008 additional shares of our Series A Stock at an aggregate purchase price of up to $7,000,000.

Sources and Uses of Cash

Operations and Financing

During the fiscal 2008, we generated a positive cash flow of $43,455. This was a result of net cash provided by financing activities of $168,179 offset by net cash used in operating activities of $124,724. Net cash provided by financing activities consisted of proceeds from the sale of our common stock of $171,429 and our receipt of a stock subscription receivable of $500 offset by our repayment of a loan of $3,750 from a related party. We anticipate that in 2009 we will use net cash in our operating activities, but obtain substantial amounts of cash provided by financing activities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended June 30, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).CONTROLS AND PROCEDURES EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Management assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year of 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the Company as of October 10, 2008. Some of our directors are residents of the People’s Republic of China (the “PRC”). As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position/Title With the Company

John D. Kuhns	58	President, Chief Executive Officer, interim Chief Financial Officer and Director

Mary E. Fellows	46	Executive Vice President, Secretary and Director

James Tie Li	40	Director

Shad Stastney	39	Director

Yousu Lin	55	Director

Zhigang Gao	38	Director

The business background of our directors and officers are as follows:

Mr. John D. Kuhns was appointed the Company’s Chief Executive Officer, President and Chief Financial Officer (interim) on September 2, 2008 and the Company’s director and Chairman of the Board of Directors, effective on September 26, 2008. Mr. Kuhns has over 30 years of experience in the hydroelectric power, power technology and alternative energy industry. From 1981 to 1988, Mr. Kuhns built Catalyst Energy, one of the first publicly traded independent power producers in the United States, as the company’s founder, President and Chief Executive Officer. While running Catalyst Energy, he acquired Chinese hydroelectric generating equipment for use in the United States. He furthered his development experience in China as Chairman and Chief Executive Officer at the New World Power Corporation from 1992 to 1996, where he developed and financed hydroelectric projects in China as well as Argentina, Costa Rica and Mexico. While at New World Power Corporation, he formed a joint venture with Wuhan Steam Turbine, a State-Owned Enterprise owned by the City of Wuhan in China, to develop hydroelectric projects in Asia, including the PRC. . Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC. Mr. Kuhns has additional transaction experience in China as a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers, Inc., an investment banking firm which he founded in 1986 specializing in providing financing for power technology ventures, and, more recently, industrial and infrastructure companies operating within the PRC. Mr. Kuhns received a Bachelor of Arts degree in Sociology and in Fine Arts from Georgetown University; a Master of Fine Arts degree from the University of Chicago; and a Master's of Business Administration degree from the Harvard Business School.

Mary E. Fellows was appointed as the Company’s Executive Vice President and Secretary on September 2, 2008 and a Company director, effective on September 26, 2008. Ms. Fellows has been a Partner and Executive Vice President of Kuhns Brothers, Inc., a boutique investment bank since 1997. She served as Director of Corporate Administration and Corporate Secretary of the New World Power Corporation from 1996 to 1999, with responsibilities in the company's financing and merger and acquisition activities. She served as Corporate Secretary to the Solar Electric Light Company from 1997 to 2002. Additionally, Ms. Fellows served as Co-Chairman of the Distributed Power Company, a company with investments in solar information publications, including the photovoltaic industry's leading newsletter and market survey, and was a director of GenSelf Corporation from 2003 to 2006. Ms. Fellows received a Bachelor of Science degree (Alpha Chi) from Teikyo Post University.

Mr. James Tie Li was appointed as a Company director, effective on September 26, 2008. Mr. Li has extensive investment banking and entrepreneur experience in the U.S. and China. He was the founder and senior executive with a number of start-up companies in China including China Hydroelectric Corporation. He has been a consultant to Kuhns Brothers, Inc., advising on corporate finance, valuation and acquisition matters related to the firm’s China-related equity financing transactions since 2006. He was also the founder of Columbia China Capital Group, a U.S. based boutique investment firm advising Asian firms in mergers and acquisitions, public listing and growth strategy since 2002. Mr. Li obtained his Master of Business Administration degree from the Columbia University Graduate School of Business and a Bachelor of Science degree in accounting from City University of New York. He is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey.

Mr. Zhigang Gao was appointed as a Company director, effective on September 26, 2008. Mr. Gao has been the manager of Yili China, the chairman of Changchun Master Industries Co., Ltd. (“Changchun China”), the controlling shareholder prior to the Company’s purchase (through C3 Capital) of Yili China, and the president of Xinjiang Ehe Mining and Mettalurgy Co., Ltd. Mr Gao has been engaged in the applied research of SiC, silicon, organic silicon and the preparation of polycrystalline silicon material for many years. In all the enterprises Mr. Gao has been managing, he is the main technology leader. He is an expert in the field of SiC and semiconductor materials in China. Mr. Gao holds a bachelor’s degree and a master's degree in chemistry from Northeast Normal University in China.

Dr. Yousu Lin was appointed as a Company director, effective on September 26, 2008. Dr. Lin is an accomplished financier of numerous government projects in the PRC and has been involved in the financial activities of, and provided advice on, the construction of the Three Gorges Project, the largest hydroelectric project in the world. In addition to the Three Gorges Project, Dr. Lin has also consulted on the Xiaolangdi Project, a large hydroelectric project on the Yellow River and the Wanjiazhai Project, a project to divert water from the Yellow River into Shanxi Province. He has also been a consultant in other governmental projects including the Tianjin Subway and the Beijing Olympics. In addition to these large government projects, Dr. Lin has also been involved in smaller scale construction projects with groups of private investors. Dr. Lin received his Ph.D. and Master of the Arts from Australian National University and his Bachelor of the Arts degree from Beijing Foreign Language University.

Mr. Shadron Lee Stastney was appointed as a Company director, effective on September 26, 2008. Since June 2004, Mr. Stastney has been a partner at Vicis Capital, LLC, an investment management firm. Vicis Capital, LLC is the managing partner of Vicis Capital Master Fund, one of our principal shareholders. From July 2001 to May 2004, Mr. Stastney served as Managing Director of Victus Capital, LP, an investment management firm. Mr. Stastney holds a Bachelor of Arts degree from the University of North Dakota and a Juris Doctor from the Yale Law School.

FAMILY RELATIONSHIPS

There are no family relationships among any of the Company’s present directors and officers, except that Hong Zhao, a director of the Company and a former Chief Financial Officer and Secretary of the Company, is the wife of James Tie Li.

COMMITTEES OF THE COMPANY’S BOARD OF DIRECTORS

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. Also, the Company does not have a financial expert on the board of directors as that term is defined by Item 407(d)(5) of Regulation S-K. However, James Tie Li is a financial expert within the meaning of Item 407(d)(5) of Regulation S-K. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is sufficiently small so as to permit our directors to give sufficient time and attention to such matters. Additionally, because the Company’s Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. Each of Dr. Yousu Lin and Mr. Shad Stastney would qualify as an “independent director” under NASDAQ Stock Market Rule 4200(a)(15).

 In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate’s qualifications. The Board will request such information as:

•	The name and address of the proposed candidate;
•	The proposed candidate’s resume or a listing of his or her qualification to be director of the Company;
•	A description of any relationship that could affect such person qualifying as an independent director, including identifying all other public company board and committee memberships;
•	A confirmation of such person’s willingness to act as director if selected by the Board of Directors; and
•	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company’s proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Directors’ evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the fiscal year ended June 30, 2008, there were no late filings, except that Frank Z.W. Fang and Hong Zhao, former directors of the Company, did not file any reports under Section 16(a) of the Exchange Act .

CODE OF ETHICS

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending June 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

None of our employees is subject to a written employment agreement, and we have not paid compensation to any employees, executive officers, or directors for services rendered to us as of June 30, 2008.

Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of October 10, 2008 by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	21,378,460	(3)	52.6%
Common Stock	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	21,378,460	(3)(4)	52.6%
Common Stock	Mary E. Fellows 558 Lime Rock Road Lime Rock, Connecticut 06039	7,124,638	(5)	27.0%
Common Stock	Zhigang Gao The High-tech Building 9F, No.3003 Qianjing Street High-tech Development Zone in Changchun City PRC, 130024	9,250,000	(10)	48.0%
Common Stock	Dr. Yousu Lin 25B, New Poly Plaza, No.1 Chaoyangmen North St., Dongcheng District, Beijing 100010, P.R.China	7,124,638	(6)	27.0%
Common Stock	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	88,249,113	(7)	82.1%
Common Stock	James Tie Li 22 Berkshire Way, East Brunswick, NJ 08816	1,000,000	(8)	4.9%
Common Stock	Shad Stastney 126 East 56th St. 7th Fl, New York, NY 10022	88,249,113	(9)	82.1%
Common Stock	Hong Zhao 22 Berkshire Way, East Brunswick, NJ 08816	6,750,000		35.0%
	All officers and directors as a group (6 persons)	134,126,847	(10)	93.1%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of the date of this Information Statement by the person indicated. The total number of shares of our Common Stock outstanding on the date of this Information Statement was 19,256,000 shares.

(3) Includes an aggregate of 17,102,770 shares of Common Stock issuable upon conversion of an aggregate 171,028 shares of Series A Stock which are immediately convertible into Common Stock at the option of New World Power, LLC and 4,275,690 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by New World Power, LLC.

(4) Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC and therefore controls such company and by virtue of such control may be deemed to beneficially own all of the Company’s securities beneficially owned by New World Power, LLC.

(5) Includes an aggregate of 5,699,710 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into Common Stock at the option of Ms. Fellows and 1,424,928 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Ms. Fellows.

(6) Includes an aggregate of 5,699,710 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into Common Stock at the option of Dr. Lin and 1,424,928 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Dr. Lin.

(7) Includes an aggregate of 70,599,290 shares of Common Stock issuable upon conversion of an aggregate 705,993 shares of Series A Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund and 17,649,823 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Vicis Capital Master Fund.

(8) Includes 1,000,000 shares of Common Stock issuable upon the exercise of warrants the Company issued to Columbia China Capital Group, Inc. on October 9, 2007. James Tie Li is the president and majority shareholder of Columbia China Capital Group, Inc. The shares disclosed herein do not include 6,750,000 shares of common stock owned by Ms. Hong Zhao, wife of James Tie Li, who was our former director and CFO.

(9) Mr. Shad Stastney is the owner of 33.33% of the membership interests and one of the three members of Vicis Capital, LLC, in its capacity as investment manager and duly authorized delegate of Caledonian Trust (Cayman) Limited, a trustee of Vicis Capital Master Fund. As a result, Mr. Stastney has the sole controlling power of the aggregate of 88,249,113 shares common stock underlying the Series A Stock and warrants Vicis Capital Master Fund received (including 70,599,290 shares of Common Stock issuable upon conversion of an aggregate of 705,993 shares of Series A Stock and 17,649,823 shares of Common Stock issuable upon exercise of immediately exercisable warrants).

(10) Includes an aggregate of 99,101,480 shares of Common Stock issuable upon conversion of an aggregate 991,015 shares of Series A Stock which are immediately convertible into Common Stock at the option of such persons and 25,775,367 shares of Common Stock issuable upon the exercise of immediately exercisable warrants held by such persons. The shares disclosed herein do not include 6,750,000 shares of common stock owned by Ms. Hong Zhao, wife of James Tie Li, who was our former director and CFO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have an established policy regarding related transactions.

During the year ended June 30, 2007, we borrowed $3,750 from Columbia China Capital Group, Inc., an affiliate of the Company, to pay for costs incurred relating to a private placement offering and our SB-2 filing. The terms of the loan were at least as favorable to us as they would have been with an unrelated third party. In addition, Frank Z.W. Fang, one of our founders and at such time our Chief Executive Officer and President, contributed $5,367, as additional paid-in capital.

On October 9, 2007, we issued warrants to acquire 1,000,000 shares of our common stock to Columbia China Capital Group, Inc., then an affiliate of the Company.

On September 27, 2007, we issued 6,750,000 shares of our common stock to Hong Zhao, then our current Chief Financial Officer, Secretary and Director, in exchange for 100% of the issued and outstanding shares of Paragon SemiTech USA Incorporated, a New Jersey corporation.

On May 23, 2007, we issued an aggregate of 1,500,000 shares of our common stock to our founders as follows: Frank Z.W. Fang, then our Chief Executive Officer and President (500,000); The Lebrecht Group, APLC (500,000); and CH Capital, LLC (500,000), in exchange for aggregate cash consideration of $1,500.

In connection with the Private Placement which closed on September 2, 2008, the Investor immediately assigned its rights under the Securities Purchase Agreement to several assigns, including (a) Vicis Capital Master Fund, in which Mr. Shad Stastney, a newly appointed director of the Company, has shared voting power, (b) Mr. Kuhns, the Company’s President, Chief Executive Officer and interim Chief Financial Officer effective September 2, 2008 who was elected a director on September 26, 2008, (c) Ms. Mary E. Fellows, who was elected on September 2, 2008 as the Executive Vice President and Secretary of the Company and who was elected a director on September 26, 2008 and (d) Dr. Yousu Lin, who was elected a director on September 26, 2008. See Item12. “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” with respect to the security ownership of each of the assigns. Mr. Kuhns owns 100% of the membership interests and is the manager of China Hand.

As an inducement for Mr. Zhigang Gao to enter into an employment agreement with the Company or its Chinese subsidiary to serve as a management member, the Company issued 9, 250,000 shares of Common Stock to Mr. Gao on September 2, 2008.

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman, CEO and Interim CFO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is sufficiently small so as to permit our directors to give sufficient time and attention to such matters. Additionally, because the Company’s Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. Each of Dr. Yousu Lin and Mr. Shad Stastney would qualify as an “independent director” under NASDAQ Stock Market Rule 4200(a)(15). James Tie Li is a financial expert on the board of directors as that term is defined by Item 407(d)(5) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by Li & Company, PC, the current auditors for the Company, for the fiscal year ended June 30, 2008 and 2007:

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007
Audit Fees	$13,000	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

ITEM 15. EXHIBITS

Number	Description

2.1
Reorganization and Stock Purchase Agreement dated September 27, 2007. Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 (No. 333-147222) filed with the SEC on November 7, 2007 (the “SB-2”).

3.1	Articles of Incorporation of the Company filed with the Delaware Secretary of State on May 21, 2007. Incorporated by reference to Exhibit 3.1 to the SB-2.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the SB-2

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2008 (the “September 8, 2008 8-K”)

3.4	Certificate of Change (regarding change of the Company’s registered agent)*

4.1	Form of warrant issued to the investor in the September 2, 2008 private placement. Incorporated by reference to Exhibit 4.2 to the September 8, 2008 8-K.

10.1	Stock Purchase Agreement dated as of September 2, 2008, between Tie Li, Yili Carborundum USA, Inc. and the Company. Incorporated by reference to Exhibit 10.1 to the September 8, 2008 8-K.

10.2	Stock Purchase Agreement dated September 2, 2008, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.2 to the September 8, 2008 8-K.

10.3
Equity Transfer Agreement, dated as of July 31, 2008 by and between C3 Capital, Yili China and Changchun Master Industry Co., Ltd, the sole shareholder of Yili China. Incorporated by reference to Exhibit 10.3 to the September 8, 2008 8-K.

10.4	Equity Interest Transfer Agreement by and between C3 Capital, Mr. Zhigang Gao. Incorporated by reference to Exhibit 10.4 to the September 8, 2008 8-K.

10.5	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K.

10.6	Office Space and Infrastructure Sharing Agreement*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

 * Filed herewith

Exhibit 21.1

List of Subsidiaries as of October 13, 2008

Name	Jurisdiction	Equity Owners and Percentage of Equity Securities Held
Paragon SemiTech USA Incorporated	New Jersey, U.S.A.	100% owned by Paragon SemiTech USA, Inc.
Yili Carborundum USA, Inc.	Delaware, U.S.A.	100% owned by Paragon SemiTech USA, Inc.
C3 Capital Limited	British Virgin Islands	100% owned by Yili Carborundum USA, Inc.
Yili Master Carborundum Production Co., Ltd. (“Yili China”)	China	100% owned by C3 Capital, Limited

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON SEMITECH USA, INC.

Date: October 14, 2008	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer
(principal executive officer)
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John D. Kuhns
John D. Kuhns	October 14, 2008
Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Accounting and Financial Officer) and Director

/s/ Mary E. Fellows	October 14, 2008
Mary E. Fellows Executive Vice President, Secretary and Director

/s/ James Tie Li	October 14, 2008
James Tie Li Director

/s/ Shad Stastney
Shad Stastney Director	October 14, 2008

/s/ Yousu Lin	October 14, 2008
Yousu Lin Director

/s/ Zhigang Gao	October 14, 2008
Zhigang Gao Director

Paragon SemiTech USA, Inc. and Subsidiary

(A Development Stage Company)

June 30, 2008 and 2007

Index to Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2008 and 2007	F-3

Consolidated Statements of Operations for the Fiscal Year Ended June 30, 2008 and 2007, and for the Period from April 10, 2002 (Inception) through June 30, 2008	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from April 10, 2002 (Inception) through June 30, 2008	F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended June 30, 2008 and 2007, and for the Period from April 10, 2002 (Inception) through June 30, 2008	F-6

Notes to the Consolidated Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Paragon SemiTech USA, Inc.
(A development stage company)
East Brunswick, New Jersey

We have audited the accompanying consolidated balance sheets of Paragon SemiTech USA, Inc. and Subsidiary (a development stage company) (collectively the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended June 30, 2008 and 2007, and for the period from April 10, 2002 (inception) through June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years ended June 30, 2008 and 2007, and for the period from April 10, 2002 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has earned nominal revenues since inception, a deficit accumulated during the development stage and net loss from operations. The Company will require additional working capital to develop its business until the Company either: (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
October 13, 2008

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS
CURRENT ASSETS:
Cash	$46,080	$2,625
Stock subscription receivable	-	500

Total Current Assets	46,080	3,125

Total Assets	$46,080	$3,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$8,271	$5,270
Taxes payable	-	2,670
Due to related parties	-	3,750

Total Current Liabilities	8,271	11,690

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value, 100,000,000 shares authorized, 10,006,000 and 8,250,000 shares issued and outstanding, respectively	10,006	8,250
Additional paid-in capital	367,990	(883)
Deferred compensation	(124,500)	-
Deficit accumulated during the development stage	(215,687)	(15,932)

Total Stockholders' Equity (Deficit)	37,809	(8,565)

Total Liabilities and Stockholders' Equity (Deficit)	$46,080	$3,125

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 10, 2002
	Ended	Ended	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

NET REVENUES	$-	$7,180	$11,030

COST OF GOODS SOLD

GROSS PROFIT	-	7,180	11,030

OPERATING EXPENSES:
Professional fees	103,657	12,500	116,157
Stock based compensation	74,700	-	74,700
Travel and entertainment	15,054	5,367	21,285
General and administrative expenses	6,987	685	12,519

Total operating expenses	200,398	18,552	224,661

LOSS FROM OPERATIONS	(200,398)	(11,372)	(213,631)

OTHER (INCOME) EXPENSE:
Other (income) expense, net	(643)	29	(614)

Total other (income) expense	(643)	29	(614)

LOSS BEFORE INCOME TAXES	(199,755)	(11,401)	(213,017)

INCOME TAXES	-	520	2,670

NET LOSS	$(199,755)	$(11,921)	$(215,687)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.02)	$(0.00)	$(0.03)

Weighted average common shares outstanding - basic and diluted	9,134,953	6,914,400	7,601,086

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from April 10, 2002 (Inception) through June 30, 2008

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional		During the	Total
	Number of		Paid-in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

Balance, July 1, 2004	-	$-	$-	$-	$-	$-

Issuance of common stock pursuant to share exchange agreement	6,750,000	6,750	(6,250)	-	-	500

Net loss				-	(2,774)	(2,774)

Balance, June 30, 2005	6,750,000	6,750	(6,250)	-	(2,774)	(2,274)

Net loss					(1,237)	(1,237)

Balance, June 30, 2006	6,750,000	6,750	(6,250)	-	(4,011)	(3,511)

Contribution to capital			5,367			5,367

Issuance of common stock for cash - $.001 per share	1,500,000	1,500				1,500

Net loss				-	(11,921)	(11,921)

Balance, June 30, 2007	8,250,000	8,250	(883)	-	(15,932)	(8,565)

Issuance of common stock for cash - $.03 per share on July 30, 2007	1,000,000	1,000	29,000			30,000

Issuance of common stock for cash - $.20 per share on January 29, 2008	9,000	9	1,791			1,800

Issuance of warrants for future services			199,200	(199,200)		-

Issuance of common stock for cash - $.20 per share in April 2008	450,000	450	89,550			90,000

Issuance of common stock for cash - $.20 per share on May 12, 2008, net of legal fee of $9,771	297,000	297	49,332			49,629

Amortization of deferred compensation				74,700		74,700

Net loss					(199,755)	(199,755)

Balance, June 30, 2008	10,006,000	$10,006	$367,990	$(124,500)	$(215,687)	$37,809

See accompanying notes to the consolidated financial statements.

PARAGON SEMITECH USA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 10, 2002
	Ended	Ended	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,755)	$(11,921)	$(215,687)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	74,700		74,700
Changes in operating assets and liabilities:
Accrued expenses	3,001	3,909	8,271
Taxes payable	(2,670)	520	-

NET CASH USED IN OPERATING ACTIVITIES	(124,724)	(7,492)	(132,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	(3,750)	3,750	500
Sale of common stock	171,429	1,000	172,429
Receipt of stock subscription receivable	500	-	500
Contribution to capital	-	5,367	5,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	168,179	10,117	178,796

NET CHANGE IN CASH	43,455	2,625	46,080

Cash at beginning of period	2,625	-	-

Cash at end of period	$46,080	$2,625	$46,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$2,670	$-	$2,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for stock subscription receivable subsequently received in September, 2007	$-	$500	$500
Issuance of warrants for future services	$199,200	$-	$199,200

See accompanying notes to the consolidated financial statements.

Paragon SemiTech USA, Inc. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accrued expenses and taxes payable, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company’s revenues are derived principally from sale of polysilicon and consulting services relating to the specialty chemical gases industry. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.380%

Dividend yield	0.000%

Expected volatility	79.601%

Expected option life	5.00 years

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The Company’s policy is to recognize compensation cost for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

The ranges of assumptions for inputs shown in the table above for fiscal year 2008 are as follows:

•	The expected volatility is based on a combination of the historical volatility of comparable companies’ stock over the contractual life of the options.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through warrants which excludes 1,000,000 shares of common stock issuable under warrants for Fiscal Year ended June 30, 2008. These potential shares of common stock were not included as they were anti-dilutive. There were no potentially dilutive common shares outstanding as of June 30, 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161“Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $215,687 at June 30, 2008, earned a nominal amount of revenues since inception and had a net loss and cash used in operations of $199,755 and $124,724 for the fiscal year ended June 30, 2008, respectively.

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

On July 30, 2007, Paragon New Jersey executed a promissory note (“Note”) with an unrelated individual in the amount of $30,000. The Note bears interest at 8% per annum with principal and interest due July 29, 2008. Upon the execution of the Reorganization Agreement on September 27, 2007, the note holder converted the entire principal into 1,000,000 shares of common stock of the Company at $0.03 per share and forgave the interest.

On January 29, 2008, the Company sold 9,000 shares of its common stock in a private placement at $0.20 per share to thirteen (13) individuals for $1,800.

On April 15, 2008, the Company sold 200,000 shares of its common stock in a private placement at $0.20 per share to two (2) individuals for $40,000.

On April 18, 2008, the Company sold 10,000 shares of its common stock in a private placement at $0.20 per share to one (1) individual for $2,000.

On April 28, 2008, the Company sold 200,000 shares of its common stock in a private placement at $0.20 per share to four (4) individuals for $40,000.

On April 30, 2008, the Company sold 40,000 shares of its common stock in a private placement at $0.20 per share to two (2) individuals for $8,000.

On May 12, 2008, the Company sold 297,000 shares of its common stock in a private placement at $0.20 per share to nine (9) individuals for $59,400. The Company paid $9,771 in legal fees in connection with this transaction.

(ii) Issuance of warrant for services

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrant was valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and is being amortized over the life of the contract.

NOTE 5 – INCOME TAXES

The Company and its wholly-owned subsidiary, Paragon New Jersey, are incorporated in the State of New Jersey and Delaware. No provision for income taxes has been made as the Compny had net operating loss (“NOL”) for the fiscal year ended June 30, 2008 and 2007.  The Company’s statutory tax rate for relevant periods is 34%.

(i)	Income taxes in the consolidated statements of operations and comprehensive income

A reconciliation of the statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Statutory income tax rate	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

(ii)	Deferred tax assets

At June 30, 2008, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forward of $215,687 that may be used to offset future taxable income through the fiscal year ending June 30, 2028. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $73,334 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $73,334. In addition, the Company’s past accumulated NOL to be carried forward may be limited due to a change in the control of the Company after the reverse acquisition by Paragon New Jersey.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses before utilization.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $67,917 and $4,053 for the year ended June 30, 2008 and 2007, respectively.

Components of deferred tax assets as of June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$73,334	5,417
Less valuation allowance	(73,334)	(5,417)
Deferred tax assets, net of valuation allowance	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

(i) Entry into a stock purchase agreement

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly owned by Paragon Semitech USA, Inc., a Delaware corporation (hereafter referred to as the“ Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a BVI company incorporated in the British Virgin Islands (“C3 Capital”). C3 Capital in turn has an agreement to purchase all of the equity interests in Yili Master Carborundum Production Co., Ltd., a wholly owned foreign enterprise in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company will pay approximately $550,560 in cash for acquiring the equity interests in Yili China using the proceeds of the Private Placement (as defined below) closed on September 2, 2008. In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”). Neither Ehe China nor Quartz Mine China currently has any assets or operations; however, Ehe China is planning a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China plans to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

(ii) Sale of common stock

On September 2, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with The China Hand Fund I, LLC and/or its designees or assigns, an accredited investor (the “Investor”), pursuant to which the Company issued to the Investor 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (“Series A Stock”) and warrants (the “Warrants”) to purchase an aggregate of 24,904,645 shares of the Company’s Common Stock, par value $.001 per share (“Common Stock”), in exchange for a cash payment in the amount of $10,000,000 (the “Private Placement”). As set forth in the Securities Purchase Agreement, during the period from the closing of the Private Placement to November 30, 2008, the Investor has an option to purchase up to 697,350 additional shares of Series A Stock and warrants to purchase up to 17,433,751 (i.e. 1,743,375 shares on a post Reverse Split basis, as defined below) additional shares of its Common Stock for an aggregate purchase price of up to Seven Million U.S. Dollars ($7,000,000) under the same terms and conditions as provided in the Private Placement, including, but not limited to the same per unit purchase price.