Form 10-Q
period 2008-09-30
Master Silicon Carbide Industries, Inc.
filed 2008-11-21
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

MASTER SILICON CARBIDE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0291849
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

558 Lime Rock Road, Lakeville, Connecticut 06039
(Address of principal executive offices)

(860) 435-7000
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,256,000 shares of Common Stock, $.001 par value, were outstanding as of November 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc. (Formerly Paragon SemiTech USA, Inc.) and Subsidiaries

September 30, 2008 and 2007

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets on September 30, 2008 (Unaudited) and June 30, 2008	F-2

Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-12

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$9,728,084	$46,080
Accounts receivable	1,215	-
Inventories	279,902	-
Prepayments and other current assets	235,224	-

Total Current Assets	10,244,425	46,080

PROPERTY AND EQUIPMENT, net	1,207,793	-

SOFTWARE, net	1,814	-

GOODWILL	1,018,000	-

Total Assets	$12,472,032	$46,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,218,940	$-
Advances from stockholders	8,050	-
Customer deposits	41,945	-
Taxes payable	91,390	-
Accrued expenses and other current liabilities	124,820	8,271

Total Current Liabilities	1,485,145	8,271

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 2,000,000 shares of Series A Preferred Stock designated; Series A Convertible Preferred stock, $0.001 par value, 6% dividend (Liquidation value $9,999,875) 2,000,000 shares designated, 996,186 shares issued and outstanding	996	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
1,925,600 and 1,000,600 shares issued and outstanding, respectively	1,926	1,001
Additional paid-in capital	11,262,640	376,995
Deferred compensation	(99,600)	(124,500)
Accumulated deficit	(237,924)	(215,687)
Accumulated other comprehensive income:
Foreign currency translation gain	58,849	-

Total Stockholders' Equity	10,986,887	37,809

Total Liabilities and Stockholders' Equity	$12,472,032	$46,080

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

NET REVENUES	$225,985	$-

COST OF GOODS SOLD	164,048	-

GROSS PROFIT	61,937	-

OPERATING EXPENSES:
Research and development	834	-
General and administrative expenses	96,285	2,290

Total operating expenses	97,119	2,290

LOSS FROM OPERATIONS	(35,182)	(2,290)

OTHER (INCOME) EXPENSE:
Interest income	(13,102)	(180)
Other (income) expense	158	-

Total other (income) expense	(12,944)	(180)

LOSS BEFORE INCOME TAXES	(22,238)	(2,110)

INCOME TAXES	-	-

NET LOSS	(22,238)	(2,110)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	57,185	-

COMPREHENSIVE INCOME (LOSS)	$34,947	$(2,110)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	1,282,078	828,260

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,238)	$(2,110)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities
Depreciation expenses	6,258	-
Amortization expense	8	-
Changes in operating assets and liabilities:
Inventories	20,290	-
Prepayments and other current assets	(137,258)	-
Accounts payable	481,629	-
Customer deposits	(129,803)	-
Taxes payable	27,216	(2,670)
Accrued expenses and other current liabilities	12,819	751

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	283,821	(4,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business acquisition	23,226	-
Purchases of property and equipment	(1,222)	-
Purchases of software	(972)	-
Purchases of goodwill	(93,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(71,968)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	8,268	(3,750)
Sale of common stock and warrants, net of offering costs	9,962,566	30,500
Return of registered capital to stockholder of the business acquired	(555,096)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,415,738	26,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,412	-

NET CHANGE IN CASH	9,682,003	22,721

Cash at beginning of period	46,080	2,625

Cash at end of period	$9,728,083	$25,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in connection with Yili China acquisition	$925,000	$-

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc. (Formerly Paragon SemiTech USA, Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND OPERATIONS

Paragon SemiTech USA Incorporated (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey.

Paragon Semitech USA, Inc. was incorporated on May 21, 2007 under the laws of the State of Delaware. Prior to the merger with Paragon New Jersey, the Company was inactive. On November 11, 2008, Paragon SemiTech USA, Inc. changed its name to Master Silicon Carbide Industries, Inc. (“Master” or the “Company”). The Company believes that the new name will better identify the Company with the business conducted by its indirectly wholly owned subsidiary in China, Yili Master Carborundum Production Co., Ltd., namely, the production and distribution of silicon carbide.

On November 12, 2008, the Company effectuated a 1 for 10 reverse stock split (the “Reverse Split”). The Reverse Split did not alter the number of shares of the Common Stock the Company is authorized to issue, but will simply reduce the number of shares of its Common Stock issued and outstanding. Immediately before the Reverse Split there were 19,256,000 shares of Common Stock issued and outstanding. Immediately after giving effect to the Reverse Split there were 1,925,600 shares of Common Stock issued and outstanding. All shares and per share amounts in these consolidated financial statements have been adjusted to give retroactive effect to the Reverse Split.

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 675,000 shares (6,750,000 shares prior to Reverse Split) of its common stock  valued at $925,000 at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey. As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost. The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

Merger of C3 Capital Limited (“C3 Capital”)

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly owned by the Company, a Delaware corporation (hereafter referred to as the “Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the issued and outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”). C3 Capital in turn has an agreement to purchase all of the equity interests in Yili Master Carborundum Production Co., Ltd., a wholly owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company (i) paid $555,096 in cash and (ii) issued 925,000 shares (9,250,000 shares prior to Reverse Split) of the Company’s common stock valued at $925,000 for the acquisition of the equity interests of Yili China with the proceeds of the Private Placement (as defined below) closed on September 2, 2008. In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”). Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from July 25, 2007 (inception) through June 30, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on October 14, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Paragon New Jersey as of September 30, 2008 and 2007 and for the interim periods then ended and include the accounts of its consolidated subsidiaries, C3 Capital Limited and Yili China, for the period from September 2, 2008 (date of acquisition) through September 30, 2008. All inter-company balances and transactions have been eliminated.

Business combination

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company follows Statement of Financial Accounting Standards No. 151 “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) for the allocation of production costs and charges to inventories. The Company allocates fixed production overheads to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production). Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time. The actual level of production may be used if it approximates normal capacity. In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and unallocated overheads of under utilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, software and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of September 30, 2008 or 2007.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, customer deposits, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development.

Advertising costs

Advertising costs are expensed as incurred.

Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 2, 2008	October 9, 2007

Expected option life (year)	3.00	5.00
Expected volatility	97.28%	79.60%
Risk-free interest rate	2.51%	4.38%
Dividend yield	0.00%	0.00%

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2008 are as follows:

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

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

September 30, 2008
Balance sheet	RMB 6.7899 to US$1.00
Statement of income and comprehensive income	RMB 6.8305 to US$1.00

September 2, 2008
Balance sheet	RMB 6.8252 to US$1.00

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Statements of Operations and Comprehensive Income. The foreign currency translation gain (loss) at September 30, 2008 and 2007 was $57,185 and $0 and effect of exchange rate changes on cash flows for the periods then ended were $54,412 and $0, respectively.

Comprehensive income (loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through warrants which excludes 2,590,465 shares of common stock issuable under warrants for interim period ended September 30, 2008. These potential shares of common stock were not included as they were anti-dilutive. There were no potentially dilutive common shares outstanding as of September 30, 2007.

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

NOTE 3 - ACQUISITION
The acquisition of Yili China was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the liabilities assumed and the net assets acquired over the purchase price was recorded as goodwill. The purchase price has been allocated to the assets and liabilities as follows:

Cash	$23,226
Accounts receivable	1,208
Inventories	298,640
Prepayments and other current assets	97,460
Property, plant and equipment	1,206,558
Software	846
Goodwill	1,018,000
Accounts payable	(733,498)
Customer deposits	(170,859)
Taxes payable	(63,843)
Accrued expenses and other current liabilities	(103,194)
Foreign currency translation gain (loss)	1,664
Total purchase price	$1,576,424

NOTE 4 - INVENTORIES

Inventories at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Raw materials	$86,539	$-
Work in process	53,564	-
Finished goods	139,799	-

	$279,902	$-

NOTE 5 - STOCKHOLDERS’ EQUITY

Sale of Series A Preferred Stock

On September 2, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with The China Hand Fund I, LLC and/or its designees or assigns, an accredited investor (the “Investor”), pursuant to which the Company issued to the Investor 996,186 shares of newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (“Series A Preferred”) and warrants (the “Warrants”) to purchase an aggregate of 2,490,645 shares (24,906,456 shares prior to Reverse Split) of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), in exchange for a cash payment in the amount of $10,000,000 (the “Private Placement”). As set forth in the Securities Purchase Agreement, during the period from the closing of the Private Placement to November 30, 2008, the Investor has an option to purchase up to 697,350 additional shares of Series A Preferred and warrants to purchase up to 1,743,375 additional shares  (17,433,752 shares prior to Reverse Split) of Common Stock for an aggregate purchase price of up to Seven Million U.S. Dollars ($7,000,000) under the same terms and conditions as provided in the Private Placement, including, but not limited to the same per unit purchase price.

NOTE 6 - FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of September 30, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in Yili China’s retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report, and the documents incorporated by reference herein, constitute forward-looking statements. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Paragon SemiTech USA Incorporated (“Paragon NJ”); (iii) Yili Carborundum USA, Inc. (“Yili US”);(iv) C3 Capital, Limited (“C3 Capital”); and (v) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

Overview

We were incorporated on May 21, 2007, in the State of Delaware, as Paragon SemiTech USA, Inc. On November 12, 2008, we changed our name to Master Silicon Carbide Industries, Inc. to better reflect the business of Yili China, our indirectly wholly owned operating subsidiary in China.

Yili China produces and sells in China “green” silicon carbide and “black” silicon carbide (together, hereinafter referred to as “SiC”). SiC, the non-metallic compound that has special chemical properties and same hardness to diamond, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

SiC is primarily used in the superficial treatment industry as an abrasive. Additionally, because it is an extremely hard, chemically inert, and heat-resistant substance, SiC has also been widely applied in many growing industries including mechanical, electronics, material and metallurgical industries. For example, pure SiC is a natural semiconductor and thus efforts are underway exploring the possibility of replacing silicon with SiC in the semiconductor industry. In recent years, SiC is most widely utilized in the solar energy (photovoltaic) industry, where it is used in precision cutting, pressure blasting, wire-sawing, and surface preparation, in addition to other processes.

The Company’s present SiC production capacity is approximately 3,000 tons per annum. It is anticipated that our production capacity may reach 25,500 metric tons per year by the third quarter of fiscal year 2009, when the contemplated construction of three new 8,500 metric ton furnaces of carborundum metallurgy is finished. So far, we have completed certain preparations for the new construction, including project designing, geography surveying, bid invitation, technical personnel recruitment and the construction started on October 15, 2008.

Currently, five Chinese domestic customers of Yili China accounts for an aggregate of 75.7% of our sales revenue. The Company does not engage in marketing at present, due to its current limited production and the fact that the demands substantially exceed the supply in the SiC market. The Company, however, plans to establish a marketing department after the construction of the new furnaces.

The Company has developed several proprietary techniques utilized during the smelting process of SiC. The carbon monoxide gas recovery technology, among other things that were developed by the Company, can collect the waste gas of carbon monoxide during the smelting process and reuse it to produce heat therefore to reduce the energy costs. The Company plans to patent this technique in the future.

The Company is planning a 40,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals. The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. The Company plans to construct the project in two stages, the first of which involves the construction of a smelting base with an annual capacity of 40,000 tons of SiC, and a powder production line and a granulation workshop at the second stage.

Recent Development

As we described in our Current Report on Form 8-K/A filed on November 18, 2008, we consummated the acquisition of Yili China through our purchase of C3 Capital, Limited (“C3 Capital”), a BVI company. The Transaction was closed on September 2, 2008. C3 Capital used (i) $555,096 and (ii) the Company issued 925,000 shares (9,250,000 shares prior to Reverse Split) of the Company’s common stock valued at $925,000 for the acquisition of Yili China, by using part of the proceeds from our private placement consummated on September 2, 2008 (the “Private Placement”). The acquisition by C3 Capital of Yili China was closed on September 4, 2008 as evidenced by the Certificate of Approval issued by the government of Xinjiang Uygur Autonomous Region of the PRC (the “Acquisition”). By virtue of our acquisition of C3 Capital, Yili China became our indirectly wholly owned subsidiary.

As a result of the Private Placement, the Company received gross proceeds of $10,000,000 during the first quarter of 2009. Most of the fund will be used for our construction of the furnaces described above in Yidong Industrial Park of Yili. We anticipate our new production lines will be installed in place by July 2009 and that trial production will commence in August 2009.

Results of Operations for the Three Months ended September 30, 2008 and 2007

The following tables and analysis show the operating results of the Company for the three months ended September 30, 2008 and September 30, 2007. The financial results for the three months ended September 30, 2008 only include approximately one month of the operating results of Yili China since the Acquisition that was closed on September 4, 2008 .

The operating results of the Company for the three months ended September 30, 2008 are not comparable with those as of September 30, 2007, because the operations as of September 30, 2007 do not include those of Yili China.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007

Net revenues		$225,985	$-

Cost of goods sold		164,048	-

Gross profit		61,937	-
Operating Expenses

General and administrative expenses		96,285	2,290
Research and development expenses		834	-
Total operating expenses		97,119	2,290

Loss from Operations	$	(35,182)	$(2,290)

Other (Income) Expenses:
Interest income		(13,102)	(180)
Other (income) expense		158	-

Total other (income) expenses, net		(12,944)	(180)

Loss before taxes		(22,238)	(2,110)
Provision for income taxes		-	-

Net Loss		(22,238)	(2,110)

Other Comprehensive Income (Loss)
Foreign currency translation gain		57,185	-

Comprehensive Income (Loss)		$34,947	$(2,110)

Net Loss per Common Share- Basic and Diluted		$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding-basic and diluted		1,282,078	828,260

Net Revenues

We generated the sales of $225,985 during the first quarter of the fiscal year of 2009 since we acquired Yili China on September 4, 2008. The total revenues include following:

Item	Sales in tons	Price per ton (in US Dollars)	Sales (in U.S. Dollars)
Green silicon carbide	138	1,498.50	206,793
Black silicon carbide	20	959.60	19,192
Total	-	-	225,985

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor and manufacturing overhead expenses, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power, which account for 8.0%, 60.0% and 32.0% out of total raw material costs, respectively, for the first quarter. Our cost of goods sold for the three months ended September 30, 2008 was $164,048.

Gross Profit

Our gross profit for the three months ended September 30, 2008 was $61,937. At present, the gross profit margin is approximately 27.4% and it is anticipated to be 30.0 % if the upgrading and maintenance of existing furnaces is finished and full capacity production of approximately 3,000 metric tons per annum is realized.

Research and Development Expenses

Our research and development expenses for the first quarter of fiscal year 2009 refer to expenditures we incurred to improve our production processes and to improve their efficiency and effectiveness. Research and development expenses were $834 for the three months ended September 30, 2008.

General and Administrative Expenses
General and administrative expenses were $96,285 for the three months ended September 30, 2008, whereas $2,290 was incurred for the three months ended September 30, 2007. Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses.

Operating Income (Loss)

Our operating loss is $35,182 for the three months ended September 30, 2008, as compared to a loss of $2,290 for the three months ended September 30, 2007. Our operating loss for the first quarter of fiscal year 2009 is due to the relatively low amount of net sales.

Income Taxes

In the first quarter ended September 30, 2008, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. However, since the Company had a deficit in retained earnings, we were not subject to income tax during the first quarter of the fiscal year of 2009 and the same period in the fiscal year of 2008.

Net Loss

Net loss for the three months ended September 30, 2008 was $22,238. Such net loss is a result of the increased total expenses in the first quarter of fiscal year 2009 exceeding the revenues generated by the Company.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $9,728,083. As of the date of this Report, our management believes that the Company may need an additional $7 million to complete its construction of three new 8500 metric ton furnaces by July 2009. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

During the first quarter of 2009, we received gross proceeds of $10,000,000 from the Private Placement. The investor has the right in the Private Placement, but not the obligation, to purchase prior to November 30, 2008 additional shares of our Series A Convertible Preferred Stock at an aggregate purchase price of up to $7,000,000 on the same terms of the Private Placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30
	2008	2007
Net cash provided by / (used in) operating activities	283,821	(4,029)
Net cash used in investing activities	(71,968)	-
Net cash provided by financing activities	9,415,738	26,750
Effect of exchange rate change on cash and cash equivalents	54,412	-
Net increase in cash and cash equivalents	9,682,003	22,721
Cash and cash equivalents, beginning balance	46,080	2,625
Cash and cash equivalents, ending balance	9,728,083	25,346

Operating Activities

Net cash provided by operating activities was $ 283,821 for the three months ended September 30, 2008, whereas an amount of $4,029 net cash that was used in operating activities for the three months ended September 30, 2007. Such net cash as of September 30, 2008  reflects the revenues generated by the operations of Yili China, since there was no revenue for the same period last year for the Company.
.
Investing Activities

Net cash used in investing activities in the three months ended September 30, 2008 was $71,968, whereas the Company didn’t incur any expenses in investments as of the three months ended September 30, 2007. The cash was used for the purpose of the acquisition of Yili China on September 2, 2008.

Financing Activities

During the first quarter of the fiscal year of 2009, the Company received gross proceeds of $10,000,000 from the Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 24,904,645 shares of the Company’s Common Stock, par value $.001 per share.

Net cash provided by financing activities during three months ended September 30, 2008 totaled $ 9,415,738 as compared to $ 26,750 provided by financing activities for the corresponding period ended September 30, 2007. The increased $9,388,988 of the cash provided by financing activities was mainly attributable to our engagement in capital raising activities, i.e. the Private Placement, during first quarter of the fiscal year of 2009.

Accounts Receivable

We had $1,215 accounts receivable as of September 30, 2008. The Company has relatively strict credit control policy since we extend unsecured credit only to relatively large customers with a good credit history. We only extend 30 day trade credits to our large customers. We usually require new or small customers, to prepay in advance.

Inventories

Inventories consisted of the following as of September 30, 2008 and June 30, 2008:

	Sep 30, 2008	June 30,2008

Raw materials	$86,539	-
Working in progress	53,564	-
Finished goods	139,799	-

Inventories, net	$279,902	-

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules.

Property and Equipment

The following is a summary of property and equipment at September 30, 2008 and June 30, 2008:

	Sep 30 2008	June 30, 2008

Buildings	$273,064	-
Machinery and Equipment	1,076,105	-
Motor vehicles	22,526	-
Office equipment	6,072	-

Less: accumulated depreciation	169,974	-
Property and equipment, net	$1,207,793	-

Accounts Payable

Accounts payable amounted to $1,218,940 as of September 30, 2008, most of which originate from the purchase of raw materials in view of the increased output of the Company. Our biggest supplier is Yihe Power Center, which accounts for more than 80% of total amount of accounts payable as of September 30, 2008.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Revenue recognition

Product sales are recognized when the products are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of a value added tax (“VAT”). All of the Company's products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

Property, Plant and Equipment

Building, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded utilizing the straight-line method over the estimated original useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.

Bad debts

The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit only to its relatively large customers with a good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past. We elected not to provide for any bad debt allowance and consider all accounts receivable collectable.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company; this Item 3 is therefore not applicable to us.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. John D. Kuhns.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Lin Han.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Messrs John D. Kuhns and Lin Han .

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: November 21, 2008	By:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer (principal executive officer)

Date: November 21, 2008	By:	/s/ Lin Han
Lin Han
Chief Financial Officer (principal financial officer and accounting officer)