Form 10-Q
period 2008-12-31
Master Silicon Carbide Industries, Inc.
filed 2009-02-17
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: shares of Common Stock, $.001 par value, were 2,123,184 outstanding as of February 13, 2009.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets
	As of December 31, 2008 (Unaudited) and June 30, 2008	F-2

	Consolidated Statements of Operations
	For the Three Months Ended December 31, 2008 and 2007 (Unaudited)	F-3

	Consolidated Statements of Operations
	For the Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-4

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-5

	Notes to Consolidated Financial Statements
	As of December 31, 2008 (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures.	15

PART II	OTHER INFORMATION

Item 5.	Exhibits	16

Signatures		17

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

(Formerly Paragon SemiTech USA, Inc.)

December 31, 2008 and 2007

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	F-2

Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	F-3

Consolidated Statements of Operations for the Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-5

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-6 to F-14

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,817,950	$46,080
Notes reveivable	7,329	-
Accounts receivable	63,096	-
Inventories	738,479	-
Prepayments and other current assets	1,361,561	-

Total Current Assets	8,988,415	46,080

PROPERTY AND EQUIPMENT, net	1,106,515	-

LAND USE RIGHT, net	826,672	-

SOFTWARE, net	2,989	-

GOODWILL	1,734,364	-

Total Assets	$12,658,955	$46,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,010,312	$-
Advances from stockholders	860,779	-
Customer deposits	3,422	-
Taxes payable	4,169	-
Accured expenses and other current liabilities	241,624	8,271

Total Current Liabilities	2,120,306	8,271

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
2,000,000 shares of Series A convertible Preferred stock designated
Series A convertible Preferred stock, $0.001 par value, 6% dividend
(Liquidation value $9,999,875);
2,000,000 shares designated, 996,186 shares issued and outstanding	996	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
1,973,751 and 1,000,600 shares issued and outstanding, respectively	1,974	1,001
Additional paid-in capital	11,265,268	376,995
Deferred compensation	(74,700)	(124,500)
Accumulated deficit	(671,410)	(215,687)
Accumulated other comprehensive income:
Foreign currency translation gain	16,521	-

Total Stockholders' Equity	10,538,649	37,809

Total Liabilities and Stockholders' Equity	$12,658,955	$46,080

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

NET REVENUES	$372,337	$-

COST OF GOODS SOLD	314,167	-

GROSS PROFIT	58,170	-

OPERATING EXPENSES:
Stock-based compensation	24,900	24,900
General and administrative expenses	332,579	7,271

Total operating expenses	357,479	32,171

LOSS FROM OPERATIONS	(299,309)	(32,171)

OTHER (INCOME) EXPENSE:
Interest income	(10,667)	(127)
Other (income) expense	(60,858)	-

Total other (income) expense	(71,525)	(127)

LOSS BEFORE INCOME TAXES	(227,784)	(32,044)

INCOME TAXES		-

NET LOSS	(227,784)	(32,044)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	(38,689)	-

COMPREHENSIVE INCOME (LOSS)	$(266,473)	$(32,044)

DEDUCTION OF DIVIDENDS ON SERIES A 6% PREFERRED STOCK:

Dividends on Series A 6% preferred stock	(150,000)	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(377,784)	$(34,154)

NET LOSS PER COMMON SHARE AFTER DEDUCTION OF DIVIDENDS - BASIC AND DILUTED:	$(0.19)	$(0.04)

Weighted Average Common Shares Outstanding - basic and diluted	1,973,226	925,000

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

NET REVENUES	$598,322	$-

COST OF GOODS SOLD	488,584	-

GROSS PROFIT	109,738	-

OPERATING EXPENSES:
Stock-based compensation	49,800	24,900
General and administrative expenses	401,798	9,561

Total operating expenses	451,598	34,461

LOSS FROM OPERATIONS	(341,860)	(34,461)

OTHER (INCOME) EXPENSE:
Interest income	(23,769)	(307)
Other (income) expense	(60,700)	-

Total other (income) expense	(84,469)	(307)

LOSS BEFORE INCOME TAXES	(257,391)	(34,154)

INCOME TAXES	-	-

NET LOSS	(257,391)	(34,154)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	16,521	-

COMPREHENSIVE INCOME (LOSS)	$(240,870)	$(34,154)

DEDUCTION OF DIVIDENDS ON SERIES A 6% PREFERRED STOCK:

Dividends on Series A 6% preferred stock	(198,333)	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(455,724)	$(34,154)

NET LOSS PER COMMON SHARE AFTER DEDUCTION OF DIVIDENDS - BASIC AND DILUTED:	$(0.28)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	1,627,700	876,630

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,391)	$(34,154)
Adjustments to reconcile loss to net cash
provided by (used in) operating activities
Depreciation expenses	25,242	-
Amortization expense	2,821	-
Stock based compensation	49,800	24,900
Changes in operating assets and liabilities:
Inventories	(439,720)	-
Prepayments and other current assets	(1,166,467)	-
Accounts payable	166,938	-
Customer deposits	(167,505)	-
Taxes payable	(59,699)	(2,670)
Accrued expenses and other current liabilities	(7,891)	(2,999)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,915,759)	(14,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business acquisition	23,226	-
Purchases of property and equipment	(343,892)	-
Purchases of software	(2,199)	-
Purchase of goodwill	(121,150)	-

NET CASH USED IN INVESTING ACTIVITIES	(451,344)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	591,677	(3,750)
Sale of preferred stock with warrants, net of offering costs	9,916,909	-
Sale of common stock	-	30,500
Return of capital to Yili China's stockholder	(555,096)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,953,490	26,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(814,518)	-

NET CHANGE IN CASH	6,771,869	11,827

Cash at beginning of period	46,081	2,625

Cash at end of period	$6,817,950	$14,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$2,670

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in connection with Yili China acquisition	$925,000	$-
Issuance of common shares for conversion of Series A Preferred dividends	$48,333	$-
Issuance of warrants for services	$-	$199,200

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
December 31, 2008 and 2007
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Paragon SemiTech USA Incorporated (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey.

Paragon Semitech USA, Inc. was incorporated on May 21, 2007 under the laws of the State of Delaware.  Prior to September 27, 2007, the date of merger with Paragon New Jersey, the Company was inactive.  On September 2, 2008, Paragon Semitech USA, Inc., through the acquisition of C3 Capital Limited, a company incorporated in the Territory of the British Virgin Islands (“BVI”), acquired all of the equity interests in Yili Master Carborundum Production Co., Ltd.  On November 12, 2008, Paragon SemiTech USA, Inc. changed its name to Master Silicon Carbide Industries, Inc. (“Master” or the “Company”).  The Company believes that the new name will better identify the Company with the business conducted by its indirectly wholly owned subsidiary in China, Yili Master Carborundum Production Co., Ltd., namely, the production and distribution of silicon carbide.

On November 12, 2008, the Company effectuated a 1 for 10 reverse stock split (the “Reverse Split”).  The Reverse Split did not alter the number of shares of the Common Stock the Company is authorized to issue, but simply reduced the number of shares of its Common Stock issued and outstanding. Immediately before the Reverse Split there were 19,256,000 shares of Common Stock issued and outstanding.  Immediately after giving effect to the Reverse Split there were 1,925,600 shares of Common Stock issued and outstanding.  All shares and per share amounts in these consolidated financial statements have been adjusted to give retroactive effect to the Reverse Split.

C3 Capital, Limited (“C3 Capital”), an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company.  C3 Capital was inactive prior to September 2, 2008, the date of acquisition of Yili Master Carborundum Products Co., Ltd.

Yili Master Carborundum Products Co., Ltd. (“Yili China”) was incorporated on August 10, 1993 in the People’s Republic of China (“PRC”).

Master engages in the development, manufacturing and distribution of silicon carbide products.

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 675,000 shares (6,750,000 shares prior to Reverse Split) of its common stock at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey.  As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”).  The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost.  The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

Merger of C3 Capital Limited

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly owned by the Company, a Delaware corporation (hereafter referred to as the “Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a wholly owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company (i) paid $555,096 in cash and issued 925,000 shares (9,250,000 shares prior to Reverse Split) of the Company’s common stock valued at $925,000 to Mr. Zhigang Gao, the then sole stockholder of Yili China, and (ii) paid $93,000 in cash for professional fees for the acquisition of the equity interests of Yili China with the proceeds of the Private Placement (as defined below) closed on September 2, 2008.  In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”).  Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include (i) the accounts of the Company and its wholly owned subsidiary, Paragon New Jersey as of December 31, 2008 and 2007 and for the interim periods then ended and (ii) the accounts of its consolidated subsidiaries, C3 Capital Limited and Yili China, for the period from September 2, 2008 (date of acquisition) through December 31, 2008.  All inter-company balances and transactions have been eliminated.

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

Land use right

Land use right represents the cost to obtain the right to use certain land in the PRC.  Land use right is carried at cost and amortized on a straight-line basis over the life of the right of approximately fifty (50) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Software and goodwill

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test..

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include property, plant and equipment, land use right, software and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2008 or 2007.

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

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above are as follows:

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in this consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

December 31, 2008
Balance sheet	RMB 6.8225 to US$1.00
Statement of income and comprehensive income	RMB 6.8375 to US$1.00

September 2, 2008
Balance sheet	RMB 6.8252 to US$1.00

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Statements of Operations and Comprehensive Income.  The foreign currency translation gain (loss) at December 31, 2008 and 2007 was $16,521 and $0 and the effect of exchange rate changes on cash flows for the interim periods then ended were ($814,518) and $0, respectively.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents which excludes (i) 9,961,860 shares of common stock issuable under Series A Convertible Preferred Stock and (ii) 2,590,465 shares of common stock issuable under warrants for the interim period ended December 31, 2008, and 1,000,000 shares of common stock issuable under warrants for the interim period ended December 31, 2007, respectively.  These potentially outstanding shares of common stock were not included as their effect would be anti-dilutive.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.   The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - ACQUISITION

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili US acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd., a wholly owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid (i) $555,096 in cash and issued 925,000 shares (9,250,000 shares prior to the Reverse Split) of the Company’s common stock valued at $925,000 to Mr. Zhigang Gao, the then sole stockholder of Yili China, and (ii) $121,150 in cash for professional fees for the acquisition of the equity interests of Yili China.  The acquisition of Yili China was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the net assets acquired over the purchase price was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

Cash	$23,226
Accounts receivable	1,208
Inventories	298,640
Prepayments and other current assets	195,017
Property, plant and equipment	787,554
Software	846
Goodwill	1,734,364
Accounts payable	(843,040)
Customer deposits	(170,859)
Taxes payable	(63,843)
Accrued expenses and other current liabilities	(92,871)
Advances from stockholders	(268,996)
Total purchase price	$1,601,246

NOTE 4 – INVENTORIES

Inventories at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Raw materials	$107,219	$-
Packing materials	2,248	-
Finished goods	543,962	-
Work in process	85,050	-
	$738,479	$-

NOTE 5 – LAND USE RIGHT

On October 28, 2008, the Company entered into an agreement with the Chinese government, whereby the Company paid additional RMB 5,658,832 (equivalent to $829,437 at December 31, 2008) to acquire the land use right and obtained a certificate of the land use right until October 27, 2058 on December 31, 2008.  The purchase price is being amortized over the term of the right of approximately fifty (50) years beginning on November 1, 2008.

Land use right, stated at cost, less accumulated amortization at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31, 2008	June 30, 2008
Land use right	$829,437	$-
Less accumulated amortization	(2,765)	-
	$826,672	$-

Amortization expense for the period from November 1, 2008 through December 31, 2008 was $2,759.  Amortization expense for the period from January 1, 2009 through June 30, 2009 will be $11,036.  Amortization expense for the next five fiscal years is approximately $16,588 per fiscal year.

NOTE 6 – STOCKHOLDERS’ EQUITY

Sale of Series A Preferred Stock

On September 2, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with The China Hand Fund I, LLC and/or its designees or assigns, an accredited investor (the “Investor”), pursuant to which the Company issued to the Investor 996,186 shares of newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (“Series A Preferred”) and warrants (the “Warrants”) to purchase an aggregate of 2,490,465 shares (24,904,645 shares prior to Reverse Split) of the Company’s Common Stock, par value $0.001 per share (“Common Stock”), in exchange for a cash payment of $10,000,000 (the “Private Placement”).  As set forth in the Securities Purchase Agreement, during the period from the closing of the Private Placement to November 30, 2008, the Investor has an option to purchase up to 697,350 additional shares of Series A Preferred and warrants to purchase up to 1,743,375 additional shares (17,433,751 shares prior to Reverse Split) of Common Stock for an aggregate purchase price of up to Seven Million U.S. Dollars ($7,000,000) under the same terms and conditions as provided in the Private Placement, including, but not limited to the same per unit purchase price.

NOTE 7 - FOREIGN OPERATIONS

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

As of December 31, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings in Yili China.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We, through our indirectly wholly owned operating subsidiary Yili China, produce and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide (together, hereinafter referred to as “SiC”). Effective November 12, 2008, we changed our name from “Paragon SemiTech USA, Inc.” to “Master Silicon Carbide Industries, Inc.” to better reflect our business of production and sale of SiC. SiC is a  non-metallic compound that has special chemical properties and a level of hardness that is similar to diamonds, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

SiC is primarily used in the superficial treatment industry as an abrasive. Additionally, because it is an extremely hard, chemically inert, and heat-resistant substance, SiC has also been widely applied in many growing industries including mechanical, electronics, material and metallurgical industries. For example, pure SiC is a natural semiconductor and thus efforts are underway exploring the possibility of replacing silicon with SiC in the semiconductor industry. In recent years, SiC has been widely utilized in the solar energy (photovoltaic) industry, where it is used in precision cutting, pressure blasting, wire-sawing, and surface preparation, in addition to other processes.

The Company’s present SiC production capacity is 3,000 tons per annum. It is anticipated that our production capacity can reach 25,500 tons per year by the third quarter of fiscal year 2009, when the contemplated construction of three new 8,500-ton furnaces of carborundum metallurgy is finished.

Currently, our six Chinese domestic customers account for an aggregate of 90.7% of our sales revenue. The Company does not engage in any marketing at present, due to its current limited production and the fact that the demands substantially exceed the supply in the SiC market. The Company, however, plans to establish a marketing department after the construction of the new furnaces.

The Company has developed several proprietary techniques utilized during the smelting process of SiC. The carbon monoxide gas recovery technology, among other things that were developed by the Company can collect the waste carbon monoxide gas created during the smelting process and reuse it to produce heat which reduces energy costs. The Company plans to patent this technique in the future.

The Company is planning a 40,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental approvals. Company selected the site at Aletai for the project because of its proximity to sources of electricity, petroleum and quartz. The Company plans to construct the project in two stages, the first of which involves the construction of a smelting base with an annual capacity of 40,000 tons of SiC, and a powder production line and a granulation workshop on the second stage.

Recent Development

On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Split”). Immediately after the Reverse Split, there were approximately a total of 1,925,600 shares of Common Stock outstanding. Such Reverse Split, however, does not reduce the number of shares of Common Stock that the Company was authorized to issue.

On January 2, 2009, pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008, the Company issued an aggregate of 197,584 shares of Common Stock as dividends (the “Dividend Shares”), to the holders of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) that were issued in a private placement consummated on September 2, 2008 (the “Private Placement”). Out of the 197,584 Dividend Shares, 48,151 shares were issued as dividends for the period from September 2, 2008, payable on October 1, 2008, and 149,433 were for the quarter ended December 31, 2008, payable on January 1, 2009.

   As a result of the Private Placement, the Company received gross proceeds of $10,000,000 during the first quarter of 2009. Most of the funds are now being used for our construction of the furnaces described above in Yidong Industrial Park of Yili. Now, the preparation for the construction of new production lines of SiC in Yidong Industrial Park has been finished. The main construction materials, including raw steel material, aluminum bar and copper bar have been purchased. We are in the process of putting orders for equipment and machinery that is crucial to our SiC production, including power transformers, cranes and furnaces.

   Until November 30, 2008 after the closing of the Private Placement, the Investor had an option to purchase additional shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The Investor, however, has not exercised such option as of the date hereof. In order to prevent disruption to the construction of our new production lines at Yili, we have applied for loans of approximately RMB 30,000,000 (or $4,387,960) from local banks in China, pending the approval from the banks. We anticipate our new production lines with the furnaces will be installed in place by July 2009 and that trial production will commence in August 2009.

Results of Operations for the Six Months ended December 31, 2008 and 2007

The following tables and analysis show the operating results of the Company for the six months ended December 31, 2008 and December 31, 2007.  The financial results for the six months ended December 31, 2008 include approximately four months of the operating results of Yili China, since the acquisition of Yili China by the Company that was closed on September 4, 2008.

The operating results of the Company for the six months ended December 31, 2008 are not comparable with those as of December 31, 2007, because the operations as of December 31, 2007 do not include those of Yili China.

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007

Net revenues	$598,322	$-

Cost of goods sold	488,584	-

Gross profit	109,738	-

Operating Expenses

General and administrative expenses	401,798	9,561
Stock-based compensation	49,800	24,900
Total operating expenses	451,598	34,461

Income (Loss) from Operations	$(341,860)	$(34,461)

Other (Income) Expenses:
Interest income	(23,769)	307
Gain from contracts termination	-
Loss on forward foreign currency contracts	-
Other (income) expense	(60,700)	-

Total other (income) expenses, net	(84,469)	307

Loss before taxes	(257,391)	(34,154)
Provision for income taxes	-	-

Net Loss	(257,391)	(34,154)

Other Comprehensive Income (Loss)	16,521

Comprehensive Income (Loss)	$(240,870)	$(34,154)

Dividends on Series A 6% Preferred Stock	$(198,333)	$-

Loss Applicable to Common Stockholders	$(455,724)	$(34,154)

Net Income (Loss) per Common Share- Basic and Diluted	$(0.28)	$(0.00)

Weighted Common Shares Outstanding-basic and diluted	1,627,700	876,630

Net Revenues

We generated the sales of $598,322 for the six months ended December 31, 2008 since we acquired Yili China on September 4, 2008. The total revenues included following:

Item	Sales Volume in tons	Price per ton (in US Dollars)	Sales (in U.S. Dollars)
Green silicon carbide	489	1,184.31	$579,130

Black silicon carbide	20	959.6	$19,192

Total	-	-	$598,322

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, inventory count loss and freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the six months ended December 31, 2008 was $488,584.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the six months ended December 31, 2008 was $109,738. At present, the gross profit margin is nearly 18.3%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $401,798 for the six months ended December 31, 2008, as compared to $9,561 for the six months ended December 31, 2007, an increase of $392,237. For the six months ended December 31, 2007, the operating and administrative expenses included professional fees of $8,270 and other expenses of $1,291. The increase of $392,237 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of salaries and professional fees.

Stock-based Compensation

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract. Stock-based compensation were $49,800 for the six months ended December 31, 2008, as compared to $24,900 for the six months ended December 31, 2007, an increase of $24,900.

Operating Loss

Our operating loss is $341,860 for the six months ended December 31, 2008, as compared to a loss of $34,461 for the six months ended December 31, 2007, an increase of $307,399. Our operating loss is mainly attributable to the relatively low amount of net sales in the first half of fiscal year 2009.

Income Taxes

In the six months ended December 31, 2008, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. However, since the Company had a deficit in retained earnings, we were not subject to income tax during the first half of the fiscal year of 2009 and the same period in the fiscal year of 2008.

Net Loss

Net loss for the six months ended December 31, 2008 was $257,391, compared to a loss of $34,154 for the six months ended December 31, 2007. Such increase of net loss by $223,237 was a result of the increased total expenses in the first six months exceeding the revenues generated by the Company.

Results of Operations for the Three Months ended December 31, 2008 and 2007

The following tables and analysis show the operating results of the Company for the three months ended December 31, 2008 and December 31, 2007.

The operating results of the Company for the three months ended December 31, 2008 are not comparable with those as of December 31, 2007, because the operations as of December 31, 2007 do not include those of Yili China.

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Net revenues	$372,337	$-

Cost of goods sold	314,167	-

Gross profit	58,170	-

Operating Expenses

General and administrative expenses	332,579	7,271
Stock-based compensation	24,900	24,900
Total operating expenses	357,479	32,171

Income (Loss) from Operations	$(299,309)	$(32,171)

Other (Income) Expenses:
Interest income	(10,667)	127
Gain from contracts termination	-	-
Loss on forward foreign currency contracts	-	-
Other (income) expense	(60,858)	-

Total other (income) expenses, net	(71,525)	127

Loss before taxes	(227,784)	(32,044)
Provision for income taxes	-	-

Net Loss	(227,784)	(32,044)

Other Comprehensive Income (Loss)	(38,689)

Comprehensive Income (Loss)	$(266,473)	$(32,044)

Dividends on Series A 6% Preferred Stock	$(150,000)	-

Loss Applicable to Common Stockholders	$(377,784)	$(34,154)

Net Income (Loss) per Common Share- Basic and Diluted	$(0.19)	$(0.04)

Weighted Common Shares Outstanding-basic and diluted	1,973,226	925,000

Net Revenues

We generated the sales of $372,337 during the second quarter of the fiscal year of 2009 since we acquired Yili China on September 4, 2008. The total revenues included following:

Item	Sales in tons	Price per ton (in US Dollars)	Sales (in U.S. Dollars)
Green silicon carbide	351	1,060.79	372,337

Total	-	-	372,337

During the second quarter of 2009, the Company produced approximate 700 tons of green silicon carbide. However, due to the negative influence of financial crisis, the market price of green silicon carbide suffered a significant drop. The price was nearly $1,061 per ton in the second quarter of fiscal year 2008, comparing to the highest price of $1,765 per ton earlier in year 2008. In the second quarter, the Company only sold half of its inventory, because of our relatively higher pricing strategy. After December of 2008, the market price was relatively stable, we began to sell more products.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, inventory count loss and freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the three months ended December 31, 2008 was $314,167.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the three months ended December 31, 2008 was $58,170. At present, the gross profit margin is nearly 15.6%.

General and Administrative Expenses

Operating and administrative expenses were $332,579 for the three months ended December 31, 2008, as compared to $7,271 for the three months ended December 31, 2007. For the three months ended December 31, 2007, the operating and administrative expenses included professional fees of $6,770 and other expenses of $501.

Stock-based Compensation

Stock-based compensation was $24,900 for the three months ended December 31, 2008, and the same amount was incurred for the second quarter last year.

Operating Income (Loss)

Our operating loss is $299,309 for the three months ended December 31, 2008, as compared to a loss of $32,171 for the three months ended December 31, 2007.

Net Loss

Net loss for the three months ended December 31, 2008 was $227,784, compared to a loss of $32,044 for the three months ended December 31, 2007, the increase of net loss by $195,740 is a result of the increased total expenses in the second quarter exceeding the revenues generated by the Company.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $6,817,950. As of the date of this Report, our management believes that the Company may need an additional approximately $7 million to complete its construction of three new 8500-ton furnaces by July 2009. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

During the first quarter of 2009, we received gross proceeds of $10,000,000 from the Private Placement. The Investor had the right in the Private Placement, but not the obligation, to purchase prior to November 30, 2008 additional shares of our Series A Stock at an aggregate purchase price of up to $7,000,000 on the same terms of the Private Placement. However, the Investor never exercised such option.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31
	2008	2007
Net cash provided by / (used in) operating activities	(1,915,759)	(14,923)
Net cash used in investing activities	(451,344)	-
Net cash provided by financing activities	9,953,490	26,750
Effect of exchange rate change on cash and cash equivalents	(814,518)	-
Net increase in cash and cash equivalents	6,771,869	11,827
Cash and cash equivalents, beginning balance	46,081	2,625
Cash and cash equivalents, ending balance	6,817,950	14,452

Operating Activities

Net cash used in operating activities was $1,915,759 for the six months ended December 31, 2008, compared to an amount of $14,923 net cash that was used in operating activities for the six months ended December 31, 2007. The increase of net cash used in operating activities was mainly due to the reason that the Company paid more cash to purchase raw materials and to pay off operation expenses. The Company did not incur such expenses before its acquisition of Yili China for the same period last year.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2008 was $451,344, whereas the Company didn’t incur any expenses in investments as of the six months ended December 31, 2007. The cash was mainly used for the construction of new production lines including land use right, construction costs and new equipment.

Financing Activities

During the first quarter of the fiscal year of 2008, the Company received gross proceeds of $10,000,000 from the Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 24,904,645 shares of the Company’s Common Stock, par value $.001 per share.

Net cash provided by financing activities during six months ended December 31, 2008 totaled $9,953,490 as compared to $ 26,750 provided by financing activities for the corresponding period ended December 31, 2007. The increased $9,926,740 of the cash provided by financing activities was mainly attributable to our engagement in capital raising activities during the first quarter of the fiscal year of 2009.

Accounts Receivable

We had $63,096 accounts receivable as of December 31, 2008. The Company has relatively strict credit control regulation since we extend unsecured credit only to relatively large customers with a good credit history. We only extend 30 day trade credits to our large customers. We usually require new or small customers, to prepay in advance. We had $45,185 accounts receivable as of September 30, 2008. The change is due to the reason that we give main customers more credit to promote the sales of the company.

Inventories

Inventories consisted of the following as of December 31, 2008 and September 30, 2008:

	Dec 31, 2008	Sep 30, 2008

Raw materials	$109,467	86,539
Working in progress	85,050	53,564
Finished goods	543,962	139,799

Inventories, net	$738,479	279,902

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Such increase of inventories is due to the following two reasons. Firstly, the severe weather condition in the winter may cause the shortage of raw material supply; we need to purchase more raw materials to sustain our production. Secondly, we only sold half of our products in the second quarter of fiscal year 2009 since the price was relatively low. The amount of finished goods was therefore higher.

Property and Equipment

The following is a summary of property and equipment at December 31, 2008 and September 30, 2008:

	Dec 31, 2008	Sep 30, 2008

Buildings	$243,791	244,961
Machinery and Equipment	615,740	524,360
Motor vehicles	125,518	17,805
Office equipment	17,135	5,745
Construction in progress	129,573	-

Less: accumulated depreciation	25,242	6,285
Property and equipment, net	$1,106,515	786,613

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500.

Accounts Payable

Accounts payable amounted to $1,010,312 and $924,878 as of December 31, 2008 and September 30, 2008 respectively. The increase of $85,434 was due to our more purchases of raw materials during the second quarter of fiscal year 2009. Accounts payables primarily resulted from our purchases of raw materials. Our biggest supplier is Yihe Power Center, the payables to which account for more than 80% of total amount of accounts payable as of December 31, 2008 and September 30, 2008.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)           Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5. EXHIBITS

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. John D. Kuhns.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Lin Han.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Messrs John D. Kuhns and Lin Han .

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: February 17, 2009	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: February 17, 2009	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)