Form 10-Q/A
period 2008-12-31
Master Silicon Carbide Industries, Inc.
filed 2009-04-28
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Master Silicon Carbide Industries, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission on February 17, 2009 (the “Original Filing”). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend and restate Item 4 and Item 6 with Exhibits 31.1 and 31.2.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our management concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

Item 6. EXHIBITS

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: April 28, 2009	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: April 28, 2009	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)