Form 10-Q/A
period 2008-09-30
Master Silicon Carbide Industries, Inc.
filed 2009-05-04
CIK 1417451

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

EXPLANATORY NOTE

Master Silicon Carbide Industries, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 21, 2008 (the “Original Filing”). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend and restate Item 1, Item 4 and Item 6 with Exhibits 31.1, 31.2 and 32.1.

PART I FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc. and Subsidiaries

(Formerly Paragon SemiTech USA, Inc.)

September 30, 2008 (Restated) and 2007

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2008 (Unaudited) (Restated) and June 30, 2008	F-2

Consolidated Statements of Operations for the Three Months Ended September 30, 2008 (Restated) and 2007 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 (Restated) and 2007 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited) (Restated)	F-5 to F-16

Master Silicon Carbide Industries, Inc.
 (Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)
	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$9,728,084	$46,080
Accounts receivable	1,215	-
Inventories	279,902	-
Prepayments and other current assets	235,224	-

Total Current Assets	10,244,425	46,080

PROPERTY AND EQUIPMENT, net	786,612	-

SOFTWARE, net	1,814	-

GOODWILL	1,734,364	-

Total Assets	$12,767,215	$46,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,300,179	$-
Advances from stockholders	278,658	-
Customer deposits	41,945	-
Taxes payable	91,390	-
Accured expenses and other current liabilities	124,820	8,271
Series A 6% preferred stock dividends payable	48,333	-

Total Current Liabilities	1,885,325	8,271

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,000,000 shares of Series A convertible Preferred stock designated
Series A convertible Preferred stock, $0.001 par value, 2,000,000 shares designated, 996,186 shares issued and outstanding (Liquidation value $9,999,875);	996	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 1,973,751 and 1,000,600 shares issued and outstanding, respectively	1,926	1,001
Additional paid-in capital	11,168,650	376,995
Deferred compensation	(99,600)	(124,500)
Accumulated deficit	(245,294)	(215,687)
Accumulated other comprehensive income:
Foreign currency translation gain	55,212	-

Total Stockholders' Equity	10,881,890	37,809

Total Liabilities and Stockholders' Equity	$12,767,215	$46,080

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
	(Restated)

NET REVENUES	$225,985	$-

COST OF GOODS SOLD	174,417	-

GROSS PROFIT	51,568	-

OPERATING EXPENSES:
Research and development	834	-
General and administrative expenses	93,285	2,290

Total operating expenses	94,119	2,290

LOSS FROM OPERATIONS	(42,551)	(2,290)

OTHER (INCOME) EXPENSE:
Interest income	(13,102)	(180)
Other (income) expense	158	-

Total other (income) expense	(12,944)	(180)

LOSS BEFORE INCOME TAXES	(29,607)	(2,110)

INCOME TAXES	-	-

NET LOSS	(29,607)	(2,110)

Dividends on Series A 6% preferred stock	(48,333)	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(77,940)	$(2,110)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.06)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	1,282,078	828,260

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc.
 (Formerly Paragon SemiTech USA, Inc.)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,607)	$(2,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expenses	6,258	-
Amortization expense	8	-
Stock based compensation	24,900	-
Changes in operating assets and liabilities:
Inventories	20,290	-
Prepayments and other current assets	(39,193)	-
Accounts payable	452,756	-
Customer deposits	(129,803)	-
Taxes payable	27,216	(2,670)
Accrued expenses and other current liabilities	24,867	751

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	357,692	(4,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business acquisition	23,226	-
Purchases of property and equipment	(1,222)	-
Purchases of software	(972)	-
Purchase of goodwill	(121,150)	-

NET CASH USED IN INVESTING ACTIVITIES	(100,118)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	8,268	(3,750)
Sale of preferred stock with warrants, net of offering costs	9,916,909	-
Sale of common stock	-	30,500
Return of capital to Yili China's stockholder	(555,096)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,370,081	26,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,348	-

NET CHANGE IN CASH	9,682,003	22,721

Cash at beginning of period	46,081	2,625

Cash at end of period	$9,728,084	$25,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in connection with Yili China acquisition	$925,000	$-

See accompanying notes to the Consolidated Financial Statements.

Master Silicon Carbide Industries, Inc. and Subsidiaries
(Formerly Paragon SemiTech USA, Inc.)
September 30, 2008 and 2007
Notes to the Consolidated Financial Statements
(Unaudited)
(Restated)

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

Software and goodwill

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company’s acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

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

September30, 2008
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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Note 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the quarter ended September 30, 2008 as included in its Form 10-Q filed on November 21, 2008, the Company’s management identified certain accounting misstatements during the period. As a result of issues identified in the review of its financial statements, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended September 30, 2008, should no longer be relied upon because of certain accounting misstatements in those financial statements. Accordingly, the Company has restated its previously issued financial statements for the period. Details of the misstatements are set out below:

(i) To book audit adjustment at June 30, 2008 inadvertently omitted at September 30, 2008
Accumulated deficit/gain from forgiveness of other payable	$267,033
Advances from stockholder	(269,212)
Foreign currency translation (gain) loss	2,179

Goodwill	$267,033
Accumulated deficit	(267,033)

(ii) To reclassify mis-posting of Goodwill to Property and equipment, Accounts payable to Accrued expenses, and Accounts payable to Foreign currency translation (gain) loss
Goodwill	$421,181
Property and equipment	(419,004)
Foreign currency translation (gain) loss	(2,177)

Accounts payable	(10,323)
Accrued expenses	10,323

Accounts payable	(1,662)
Foreign currency translation (gain) loss	1,662

(iii) To accrue shipping cost incurred at September 30, 2008
Cost of goods sold (shipping and freight)	$10,369
Accounts payable	(10,432)
Foreign currency translation (gain) loss	63

(iv) To record professional fees relating to the issuance of Series A convertible preferred stock
Accounts payable	$(70,807)
Additional paid-in capital	70,807

(v) To record professional fees in connection with the acquisition of Yili China
Goodwill	$28,150
Property and equipment	(28,150)

(vi) To reclassify professional fees in connection with the issuance of Series A preferred stock previously expended
Additional paid-in capital	$3,000
Accumulated deficit/Professional fees	(3,000)

(vi) To accrue Series A convertible preferred stock dividends at September 30, 2008
Series A convertible preferred stock dividends payable	$(48,333)
Additional paid-in capital	48,333

The following tables present the impact of the above mentioned adjustments to the financial statement information

Balance sheets information:

The restated balance sheets are set out as follows:

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(Unaudited)
	(As Previously Reported)	(Adjustments)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$9,728,084	$-	$9,728,084
Notes reveivable	-	-	-
Accounts receivable	1,215	-	1,215
Inventories	279,902	-	279,902
Prepayments and other current assets	235,224	-	235,224

Total Current Assets	10,244,425	-	10,244,425

PROPERTY AND EQUIPMENT, net	1,207,793	(421,181)	786,612

LAND USE RIGHT, net	-	-	-

SOFTWARE, net	1,814	-	1,814

GOODWILL	1,018,000	716,364	1,734,364

Total Assets	$12,472,032	$295,183	$12,767,215

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,218,940	$81,239	$1,300,179
Advances from stockholders	8,050	270,608	278,658
Customer deposits	41,945	-	41,945
Taxes payable	91,390	-	91,390
Accured expenses and other current liabilities	124,820	-	124,820
Series A 6% preferred stock dividends payable	-	48,333	48,333

Total Current Liabilities	1,485,145	400,180	1,885,325

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
2,000,000 shares of Series A convertible Preferred stock designated
Series A convertible Preferred stock, $0.001 par value,
2,000,000 shares designated, 996,186 shares issued and outstanding (Liquidation value $9,999,875);	996	-	996
Common stock, $0.001 par value, 100,000,000 shares authorized;
1,973,751 and 1,000,600 shares issued and outstanding, respectively	1,926	-	1,926
Additional paid-in capital	11,262,640	(93,990)	11,168,650
Deferred compensation	(99,600)	-	(99,600)
Accumulated deficit	(237,924)	(7,370)	(245,294)
Accumulated other comprehensive income:
Foreign currency translation gain	58,849	(3,637)	55,212

Total Stockholders' Equity	10,986,887	(104,997)	10,881,890

Total Liabilities and Stockholders' Equity	$12,472,032	$295,183	$12,767,215

Statements of operations information:

The restated statements of operations are set out as follows:

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months
	Ended
	September 30, 2008
	(Unaudited)
	(As Previously Reported)	(Adjustments)	(Restated)

NET REVENUES	$225,985	$-	$225,985

COST OF GOODS SOLD	164,048	10,369	174,417

GROSS PROFIT	61,937	(10,369)	51,568

OPERATING EXPENSES:
Research and development	834	-	834
General and administrative expenses	96,285	(3,000)	93,285

Total operating expenses	97,119	(3,000)	94,119

LOSS FROM OPERATIONS	(35,182)	(7,369)	(42,551)

OTHER (INCOME) EXPENSE:
Interest income	(13,102)	-	(13,102)
Other (income) expense	158	-	158

Total other (income) expense	(12,944)	-	(12,944)

LOSS BEFORE INCOME TAXES	(22,238)	(7,369)	(29,607)

INCOME TAXES	-	-	-

NET LOSS	(22,238)	(7,369)	(29,607)

DEDUCTION OF DIVIDENDS ON SERIES A 6% PREFERRED STOCK:

Dividends on Series A 6% preferred stock	-	(48,333)	(48,333)

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(22,238)	$(55,702)	$(77,940)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.04)	$(0.06)

Weighted Average Common Shares Outstanding - basic and diluted	1,282,078	1,282,078	1,282,078

Statements of cash flows information:

The restated statements of cash flows are set out as follows:

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended
	September 30, 2008
	(Unaudited)
	(As Previously Stated)	(Adjustments)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,238)	$(7,369)	$(29,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expenses	6,258	-	6,258
Amortization expense	8	-	8
Stock based compensation	24,900	-	24,900
Changes in operating assets and liabilities:
Inventories	20,290	-	20,290
Prepayments and other current assets	(137,258)	98,065	(39,193)
Accounts payable	481,629	(28,873)	452,756
Customer deposits	(129,803)	-	(129,803)
Taxes payable	27,216	-	27,216
Accrued expenses and other current liabilities	12,819	12,048	24,867

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	283,821	73,871	357,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business acquisition	23,226	-	23,226
Purchases of property and equipment	(1,222)	-	(1,222)
Purchases of software	(972)	-	(972)
Purchase of goodwill	(93,000)	(28,150)	(121,150)

NET CASH USED IN INVESTING ACTIVITIES	(71,968)	(28,150)	(100,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	8,268	-	8,268
Sale of preferred stock with warrants, net of offering costs	9,962,566	(45,657)	9,916,909
Sale of common stock	-	-	-
Return of capital to Yili China's stockholder	(555,096)	-	(555,096)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,415,738	(45,657)	9,370,081

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,412	(64)	54,348

NET CHANGE IN CASH	9,682,003	-	9,682,003

Cash at beginning of period	46,081	-	46,081

Cash at end of period	$9,728,084	$-	$9,728,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common shares in connection with Yili China acquisition	$925,000	$-	$925,000

NOTE 4 - ACQUISITION

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

	As Previous Stated	Adjustments	As Restated
Cash	$23,226	$-	$23,226
Accounts receivable	1,208	-	1,208
Inventories	298,640	-	298,640
Prepayments and other current assets	97,460	97,557	195,017
Property, plant and equipment	1,206,558	(419,004)	787,554
Software	846	-	846
Goodwill	1,018,000	716,364	1,734,364
Accounts payable	(733,498)	(109,542)	(843,040)
Customer deposits	(170,859)	-	(170,859)
Taxes payable	(63,843)	-	(63,843)
Accrued expenses and other current liabilities	(103,194)	10,323	(92,871)
Advances to (from) stockholder	216	(269,212)	(268,996)

Foreign currency translation gain (loss)	(1,664)	1,664	-
Total purchase price	$1,573,096	$28,150	$1,601,246

NOTE 5 – INVENTORIES

Inventories at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
Raw materials	$86,539	$-
Work in process	53,564	-
Finished goods	139,799	-

	$279,902	$-

NOTE 6 – STOCKHOLDERS’ EQUITY

Sale of Series A Convertible Preferred Stock

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our management concluded that such disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

Identified Material Weaknesses

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

During its assessment of our internal control over financial reporting for the quarter ended September 30, 2008, management was notified by Li & Company, PC, its independent registered public accounting firm about the following accounting errors and misstatements in the interim financial statements for the quarter ended September 30, 2008:

(i) the omission of certain audit adjustments in the computation of accumulated deficit/gain from forgiveness of other payable; (ii) the misclassification of goodwill to property and equipment; (iii) the misclassification of accounts payable to accrued expenses; (iv) the misclassification of foreign currency translation gain/loss;  (v) the omission of certain shipping costs; (vi) the omission of certain professional fees incurred in connection with the issuance of the Series A Convertible Preferred Stock (the “Series A Preferred”); (vii) the omission of professional fees incurred in connection with the acquisition of Yili Master Carborundum Production Co., Ltd., the Company’s wholly owned subsidiary in China; (viii) misclassification of the professional fees that were incurred in connection with the issuance of Series A Preferred previously expended; and (ix) the omission of dividends of Series A Preferred accrued as of September 30, 2008.

Changes in Internal Control over Financial Reporting

On May 1, 2009, upon the notification by the Company’s management and in consultation with our auditors, the Board of Directors of the Company concluded that its previously issued financial statements for the interim period ended September 30, 2008, should no longer be relied upon due to the foregoing accounting misstatements in those financial statements.

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management no longer believes that the Company's internal controls over financial reporting were effective.

There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. John D. Kuhns.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Lin Han.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Messrs John D. Kuhns and Lin Han.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: May 4, 2009	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: May 4, 2009	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)