Form 10-Q
period 2009-03-31
Master Silicon Carbide Industries, Inc.
filed 2009-05-20
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,372,617 shares of Common Stock, $.001 par value, were outstanding as of May 19, 2009.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets
	As of March 31, 2009 and June 30, 2008 (Unaudited)	F-2

	Consolidated Statements of Operations
	the Three and Nine Months Ended March 31, 2009	F-3

	Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2009	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures.	12

PART II	OTHER INFORMATION

Item 5.	Exhibits	12

Signatures		13

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

(Formerly Paragon SemiTech USA, Inc.)

March 31, 2009

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2009 and June 30, 2008 (Unaudited)	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-13

Master Silicon Carbide Industries, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$3,959,867	$46,080
Notes receivable	59,100	-
Accounts receivable	6,029	-
Tax refundable	25,026	-
Inventories	860,288	-
Prepaid expenses	61,817	-

Total current assets	4,972,127	46,080

Deposit - fixed assets	3,526,420	-
Other receivables	32,740	-
Property and equipment, net	989,619	-
Construction in progress	274,021	-
Intangible assets,net	1,458,658	-

Total assets	$11,253,585	$46,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$746,754	$-
Advance from customers	273,120	-
Accrued liabilities	-	8,271
Other payables	97,176	-
Amount due to related parties	867,320	-
Dividends accrued	150,000	-

Total current liabilities	2,134,370	8,271

Total liabilities	2,134,370	8,271

Redeemable Preferred Stock ($0.001 par value, 996,186 shares issued) net of discount of $933,989 at March 31, 2009, liquidation preference of $10.038 per share and accrued dividends	9,066,011	-

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 2,000,000 shares designated, 996,186 shares issued and outstanding, and classified above outside shareholders' equity above, liquidation preference of $10.038 per share and accrued dividends	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 2,163,184 and 1,000,600 shares issued and outstanding, respectively	2,163	1,001
Additional paid-in capital	3,906,833	376,995
Deferred compensation	(49,800)	(124,500)
Retained earnings (deficits)	(3,806,818)	(215,687)
Accumulated other comprehensive income	826	-

Total stockholder’s equity	53,204	37,809

Total liabilities, redeemable preferred stock, and stockholders' equity	$11,253,585	$46,080

See accompanying notes to financial statements

Master Silicon Carbide Industries, Inc.
Consolidated Statement of Operations and Comprehensive Loss - Unaudited

	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008

Revenues:
Revenues	$487,631	$-	$1,085,953	$-
Cost of revenues	422,534	-	911,118	-

Gross profit	65,097	-	174,835	-

General and administrative expenses	384,485	40,578	1,882,233	75,039

Total operating expenses	384,485	40,578	1,882,233	75,039

Loss from operations	(319,388)	(40,578)	(1,707,398)	(75,039)

Other (income) expense:
Interest (income)	(23,958)	-	(47,727)	-
Exchange loss (gain)	52,076	(32)	(8,624)	(339)

Total other (income) expense	28,118	(32)	(56,351)	(339)

Loss before income taxes	(347,506)	(40,546)	(1,651,047)	(74,700)

Income tax provision	35,383	-	35,383	-

Net loss	$(382,889)	$(40,546)	$(1,686,430)	$(74,700)

Dividends and accretion on redeemable preferred stock	$283,428	$-	$659,665	$-

Deemed dividend from issuance of preferred stock	-	-	1,245,036	-

Net loss attributable to common shareholders	$(666,317)	$(40,546)	$(3,591,131)	$(74,700)

Net loss per common share - basic and diluted:	$(0.32)	$(0.04)	$(2.00)	$(0.08)

Weighted average common shares outstanding- basic and diluted	2,143,749	925,305	1,797,165	925,305

Comprehensive loss

Net loss	$(382,889)	$(40,546)	$(1,686,430)	$(74,700)
Foreign currency translation	(15,695)	-	826	-

Comprehensive loss	$(398,584)	$(40,546)	$(1,685,604)	$(74,700)

See accompanying notes to financial statements

Master Silicon Carbide Industries, Inc.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,686,430)	$(74,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,407	-
Stock based compensation	999,700	49,800
Change on operating assets and liabilities:
Accounts receivable	(6,030)	-
Prepaid expenses and other receivables	(102,605)	-
Inventory	(562,230)	-
Accounts payable	49,293	-
Accrued expenses and other current liabilities	(14,128)	(999)
Advance from customers	103,756	-
Taxes refundable	(88,787)	(2,670)

Net cash provided by (used in) operating activities	(1,233,054)	(28,569)

Cash flows from investing activities:
Deposits - Purchase of property and equipment	(4,067,792)	-
Purchase of intangible - land use right	(785,379)	-
Acquisition of subsidiary	(555,096)	-
Cash acquired - acquisition of a subsidiary	23,226

Net cash used in investing activities	(5,385,041)	-

Cash flows from financing activities:
Issuance of stocks, net of offering costs	9,917,309	30,000
Receipt of stock subscription receivable	-	500
Contribution to capital	-	1,800
Received from related parties	598,653
Payment to related parties		(3,750)

Net cash provided by (used in) financing activities	10,515,962	28,550

Effect of exchange rate changes on cash	15,920	-

Net increase (decrease) in cash and cash equivalents	3,913,787	(19)

Cash and cash equivalents, beginning of year	46,080	2,625

Cash and cash equivalents, end of year	$3,959,867	$2,606

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	2,670

See accompanying notes to financial statements

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
March 31, 2009 and 2008
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Paragon SemiTech USA Incorporated (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey.

Paragon Semitech USA, Inc. was incorporated on May 21, 2007 under the laws of the State of Delaware.  Prior to September 27, 2007, the date of merger with Paragon New Jersey, the Company was inactive.  On September 2, 2008, Paragon Semitech USA, Inc., through the acquisition of C3 Capital, Limited, a company incorporated in the Territory of the British Virgin Islands (“BVI”), acquired all of the equity interests in Yili Master Carborundum Production Co., Ltd.  On November 12, 2008, Paragon SemiTech USA, Inc. changed its name to Master Silicon Carbide Industries, Inc. (“Master” or the “Company”).  The Company believes that the new name will better identify the Company with the business conducted by its indirectly wholly owned subsidiary in China, Yili Master Carborundum Production Co., Ltd., namely, the production and distribution of silicon carbide.

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

Master engages in the development, manufacturing and distribution of silicon carbide.

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

Merger of C3 Capital, Limited

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly owned by the Company, a Delaware corporation (hereafter referred to as the “Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a wholly owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China with the proceeds of the Private Placement (as defined below) closed on September 2, 2008.  In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”).  Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

Dissolution of Paragon New Jersey

              On March 26, 2009, pursuant to the authorization of Master Silicon Carbide Industries, Inc., the sole shareholder of Paragon New Jersey, Paragon New Jersey was dissolved. The corporation has no assets, has ceased doing business and does not intend to recommence doing business, and has not made any distribution of cash or property to the shareholders within the last 24 months and does not intend to have any distribution following its dissolution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from July 25, 2007 (inception) through June 30, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on October 14, 2008.

The consolidated financial statements include (i) the accounts of the Company as of March 31, 2009 and 2008 and for the interim periods then ended and (ii) the accounts of its consolidated subsidiaries, C3 Capital, Limited and Yili China, for the period from September 2, 2008 (date of acquisition) through March 31, 2009.  All inter-company balances and transactions have been eliminated.

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

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense if any is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method.  Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead.  The Company follows Statement of Financial Accounting Standards No. 151 “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) for the allocation of production costs and charges to inventories.  The Company allocates fixed production overheads to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years:

Furniture and office equipment	5 years
Motor vehicle	10 years
Machinery and equipment	10 years
Building	20 years

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

Redeemable preferred stock

               On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assigns of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase twenty-five shares of the Company’s common stock. The preferred stock pays annual dividends of 6% regardless of the Company’s profitability. Each preferred share is convertible into ten shares of common stock.

                In accordance with Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

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

Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”).

We made the following estimates and assumptions in determining fair value:

➢
Valuation and Amortization Method – We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

➢
Expected Term – The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110.

➢	Expected Volatility – The expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.
➢
Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and expect to pay dividends in the foreseeable future.

➢	Risk-Free Interest Rate – The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Segment reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

In accordance with Statement of Financial Accounting Standard No. 131 Disclosure about Segments of an Enterprise and Related Information, the Company has reviewed its business activities and determined that multiple segments do not exist to be reported.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency of those subsidiaries.  The parent functional currency is USD. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in these consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

March 31, 2009
Balance sheet	RMB 6.8359 to US$1.00
Statement of income and comprehensive income	RMB 6.8345 to US$1.00

September 2, 2008
Balance sheet	RMB 6.8252 to US$1.00

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2009 and 2008 and nine months ended March 31, 2009:

	For three months	For three months ended	For nine months ended	For nine months ended
	ended March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Serises A preferred stock	9,961,860	-	7,364,770	-
Warrants	77,001	99,004	91,777	66,738
Total	10,038,861	99,004	7,456,547	66,738

Related party transaction

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

Recently issued accounting pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2, which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - ACQUISITION

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili US acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd., a wholly owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China. The acquisition of Yili China was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition.  The purchase price has been allocated to the assets and liabilities as follows:

Cash	$23,226
Accounts receivable	1,208
Inventories	298,640
Prepayments and other current assets	195,017
Property, plant and equipment	787,554
Software	846
Intangible assets – production license	688,214
Accounts payable	(843,040)
Customer deposits	(170,859)
Taxes payable	(63,843)
Accrued expenses and other current liabilities	(92,871)
Advances from stockholders	(268,996)
Total purchase price	$555,096

              A production license was issued by the Chinese government to permit Yili China to produce silicon carbide in China. The production license was assessed at $688,214 and will be amortized over the operating period of Yili China from September 2008 to April 2035. For each month, the amount of amortization is $2,151.

NOTE 4 – INVENTORIES

Inventories at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Raw materials	$323,696	$-
Finished goods	489,780	-
Work in process	46,812	-
	$860,288	$-

NOTE 5 – INTANGIBLE ASSETS

On October 28, 2008, the Company entered into an agreement with the Chinese government, whereby the Company paid additional RMB 5,403,579 (US $790,400) to acquire the land use right and obtained a certificate of the land use right until October 27, 2058.  The purchase price is being amortized over the term of the right of approximately fifty (50) years beginning on November 1, 2008 and amortization expense used in production is reported in cost of revenues.

Intangible assets at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Land use right	$790,471	$-
Production license	688,214	-
Software	1,810	-
Less: accumulated amortization	(21,837)	-
Intangible assets, net	$1,458,658	$-

NOTE 6 – PROPERTY AND EQUIPMENT

               Property and equipment at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
Buildings	$243,313	$-
Machinery and equipment	578,036	-
Motor vehicles	202,092	-
Office equipment	17,748	-
	1,041,189	-
Less: accumulated depreciation	(51,570)	-
Property and equipment, net	$989,619	$-

Depreciation related to property and equipment used in production is reported in cost of revenues.

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

As of March 31, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings in Yili China.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Paragon SemiTech USA Incorporated (“Paragon NJ”); (iii) Yili Carborundum USA, Inc. (“Yili US”); (iv) C3 Capital, Limited (“C3 Capital”); and (v) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

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

The Company’s present SiC production capacity is 3,000 tons per annum. It is anticipated that our production capacity can reach 25,500 tons per year by the first quarter of fiscal year 2010, when the contemplated construction of three new 8,500-ton furnaces of carborundum metallurgy is finished.

The Company has developed several proprietary techniques utilized during the smelting process of SiC. The carbon monoxide gas recovery technology, among other things that were developed by the Company can collect the waste carbon monoxide gas created during the smelting process and reuse it to produce heat which reduces energy costs. The Company plans to patent this technique in the future.

The Company is planning a 40,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental approvals. The Company selected the site at Aletai for the project because of its proximity to sources of electricity, petroleum and quartz. The Company plans to construct the project in two stages, the first of which involves the construction of a smelting base with an annual capacity of 40,000 tons of SiC, and a powder production line and a granulation workshop on the second stage.

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

On April 2, 2009, pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008, the Company issued an aggregate of 149,433 shares of Common Stock as dividends (the “Dividend Shares”), to the holders of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) that were issued in a private placement consummated on September 2, 2008 (the “Private Placement”). These 149,433 dividend shares were for the quarter ended March 31, 2009, payable on April 1, 2009. In January 2008, an aggregate of 197,584 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends accrued in the periods from September 2, 2008 through December 31, 2008, which were payable in arrears on October 1, 2008 and January 1, 2009.

On February, 2009, the Company issued an aggregate of 40,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc as a result of the exercise of warrants for 40,000 shares of Common Stock (or 400,000 shares prior to the Reverse Split) at an exercise price of $.001.

On March 24, 2009, the Company approved and filed with the State of New Jersey a Certificate of Dissolution for Paragon SemiTech USA Incorporated (“Paragon NJ”), which was effective on March 26, 2009 (the “Dissolution”). Prior to the Dissolution, Paragon NJ had no assets, had ceased doing business and did not intend to recommence doing business, and had not made any distribution of cash or property to its shareholders within the last 24 months and it does not intend to have any distribution following the Dissolution.

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

Results of Operations for the Nine Months ended March 31, 2009 and 2008

The following tables and analysis show the operating results of the Company for the nine months ended March 31, 2009 and March 31, 2008.  The financial results for the nine months ended March 31, 2009 include approximately seven months of the operating results of Yili China, since the acquisition of Yili China by the Company that was closed on September 4, 2008.

The operating results of the Company for the nine months ended March 31, 2009 are not comparable with those as of March 31, 2008, because the operations as of March 31, 2008 do not include those of Yili China.

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008

Net revenues	$1,085,953	$-

Cost of goods sold	911,118	-

Gross profit	174,835	-

Operating Expenses

General and administrative expenses	1,882,233	75,039

Total operating expenses	1,882,233	75,039

Income (Loss) from Operations	$(1,707,398)	$(75,039)

Other (Income) Expenses:
Interest income	(47,727)	339
Exchange gain	(8,624)	-

Total other (income) expenses, net	(56,351)	(339)

Loss before taxes	(1,651,047)	(74,700)
Provision for income taxes	35,383	-

Net Loss	(1,686,430)	(74,700)

Net Revenues

We generated sales of $1,085,953 for the nine months ended March 31, 2009 since we acquired Yili China on September 4, 2008. The total revenues include the following:

Item	Sales Volume in tons	Price per ton (in US Dollars)	Sales (in U.S. Dollars)
Green silicon carbide	938	1,094.7857	$1,026

Black silicon carbide	122	483.9672	$59,044

Total	1,060	1,5778.75	$1,085,95

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation , amortization, inventory count loss and freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the nine months ended March 31, 2009 was $911,118.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the nine months ended March 31, 2009 was $174,835. At present, the gross profit margin is nearly 16.1%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $1,882,233 for the nine months ended March 31, 2009, as compared to $75,039 for the nine months ended March 31, 2008, an increase of $1,807,194. For the nine months ended March 31, 2009, the operating and administrative expenses included stock-based compensation of $999,700, professional fees of $23,892 and other expenses of $1,347. The increase of $1,807,194 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of stock-based compensation, stock compensation cost, salaries and professional fees.

Stock-based Compensation

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock (or 100,000 shares after the effectiveness of Reverse Split on November 12, 2008) at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract. Stock-based compensation was $74,700 for the nine months ended March 31, 2009, as compared to $49,800 for the nine months ended March 31, 2008, an increase of $24,900.

Upon the request of CCCG to partially exercise the warrant for 40,000 shares of Common Stock (or 400,000 shares prior to the Reverse Split), the Company issued to a designee of CCCG 40,000 shares of Common Stock on February 10, 2009. CCCG therefore held the warrants to purchase 60,000 shares of Common Stock immediately after its exercise of 40,000 warrant shares.

On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 9,250,000 shares of Common Stock (925,000 shares after the Reverse Split) as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares equal to $925,000 and these shares were treated as the stock compensation cost after acquisition of Yili China.

Operating Loss

Our operating loss is $1,707,398 for the nine months ended March 31, 2009, as compared to a loss of $75,039 for the nine months ended March 31, 2008, an increase of $1,632,359. Our operating loss is mainly attributable to the relatively low amount of net sales in the first three quarters of fiscal year 2009 and one-time non-cash compensation charge of $925,000.

Income Taxes

In the nine months ended March 31, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for the nine months ended March 31, 2009 was $35,383 due to the policy of local tax bureau.

Net Loss

Net loss for the nine months ended March 31, 2009 was $1,686,430, compared to a loss of $74,700 for the nine months ended March 31, 2008. Such increase of net loss by $1,611,730 was a result of the increased total expenses in the nine months exceeding the revenues generated by the Company.

Results of Operations for the Three Months ended March 31, 2009 and 2008

The following tables and analysis show the operating results of the Company for the three months ended March 31, 2009 and March 31, 2008.

The operating results of the Company for the three months ended March 31, 2009 are not comparable with those as of March 31, 2008, because the operations as of March 31, 2008 do not include those of Yili China.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net revenues	$487,631	$-

Cost of goods sold	422,534	-

Gross profit	65,097	-

Operating Expenses

General and administrative expenses	384,485	40,578

Total operating expenses	384,485	40,578

Income (Loss) from Operations	$(319,388)	$(40,578)

Other (Income) Expenses:
Interest income	(23,958)	(32)
Exchange loss	52,076	-
Total other (income) expenses, net	28,118	(32)

Loss before taxes	(347,506)	(40,546)
Provision for income taxes	35,383	-

Net Loss	(382,889)	(40,546)

Net Revenues

We generated sales of $487,631 during the third quarter of the fiscal year of 2009 since we acquired Yili China on September 4, 2008. The total revenues for the quarter ended March 31, 2009, include the following:

Item	Sales in tons	Price per ton (in US Dollars)	Sales (in U.S. Dollars)
Green silicon carbide	449	997.28	447,779
Black silicon carbide(first class)	32	601.44	19,246
Black silicon carbide(second class)	27	375.19	10,130
Black silicon carbide(third class)	43	243.63	10,476
Total	551	2,217.54	487,631

During the third quarter of 2009, the Company produced approximate 411 tons of green silicon carbide. However, due to the negative influence of the financial crisis, the market price of green silicon carbide suffered a significant drop. The price was nearly $997 per ton in the third quarter of fiscal year 2009, comparing to the highest price of $1,765 per ton earlier in the same period of year 2008. In this third quarter, the Company did not sell much of its inventory, because of its relatively higher pricing strategy.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, inventory count loss and freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the three months ended March 31, 2009 was $422,534.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the three months ended March 31, 2009 was $65,097. At present, the gross profit margin is nearly 13.3%.

General and Administrative Expenses

Operating and administrative expenses were $384,485 for the three months ended March 31, 2009, as compared to $40,578 for the three months ended March 31, 2008. For the three months ended March 31, 2008, the operating and administrative expenses included stock-based compensation of $24,900, professional fees of $15,622 and other expenses of $56.

Stock-based Compensation

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock (or 100,000 shares after the effectiveness of Reverse Split on November 12, 2008) at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract. Stock-based compensation was $24,900 for the three months ended March 31, 2009, and the same amount was incurred for the third quarter last year.

Operating Income (Loss)

Our operating loss is $319,388 for the three months ended March 31, 2009, as compared to a loss of $40,578 for the three months ended March 31, 2008.

Net Loss

Net loss for the three months ended March 31, 2009 was $382,889, compared to a loss of $40,546 for the three months ended March 31, 2008, the increase of net loss by $342,343 is a result of the increased total expenses in the third quarter exceeding the revenues generated by the Company.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $3,959,867. As of the date of this Report, our management believes that the Company may need an additional approximately $7 million to complete its construction of three new 8500-ton furnaces by July 2009. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31
	2009	2008
Net cash provided by / (used in) operating activities	(1,233,054)	(28,569)
Net cash used in investing activities	(5,385,041)	-
Net cash provided by financing activities	10,515,962	28,550
Effect of exchange rate change on cash and cash equivalents	15,920	-
Net increase in cash and cash equivalents	3,913,787	(19)
Cash and cash equivalents, beginning balance	46,080	2,625
Cash and cash equivalents, ending balance	3,959,867	2,606

Operating Activities

Net cash used in operating activities was $1,233,054 for the nine months ended March 31, 2009, compared to an amount of $28,569 net cash that was used in operating activities for the nine months ended March 31, 2008. The increase of net cash used in operating activities was mainly due to the reason that the Company paid more cash to purchase raw materials and to pay off operation expenses. The Company did not incur such expenses before its acquisition of Yili China for the same period last year.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2009 was $5,385,041, whereas the Company didn’t incur any expenses in investments as of the nine months ended March 31, 2008. The cash was mainly used for the construction of new production lines including land use right, construction costs and new equipment.

Financing Activities

During the first quarter of the fiscal year of 2009, the Company received gross proceeds of $10,000,000 from the Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 2, 490,465 shares of Common Stock post Reverse Split, with par value of $.001 per share.

Net cash provided by financing activities during nine months ended March 31, 2009 totaled $10,515,962 as compared to $ 28,550 provided by financing activities for the corresponding period ended March 31, 2008. The increased $10,487,412 of the cash provided by financing activities was mainly attributable to our engagement in capital raising activities during the first quarter of the fiscal year of 2009.

Accounts Receivable

We had $6,029 in accounts receivable as of March 31, 2009. The Company has relatively strict credit control regulation since we extend unsecured credit only to relatively large customers with a good credit history. We only extend 30-day trade credits to our large customers. We usually require new or small customers, to prepay in advance. We had zero in accounts receivable as of June 30, 2008.

Inventories

Inventories consisted of the following as of March 31, 2009 and June 30, 2008:

	Mar 31, 2009	June 30, 2008

Raw materials	$323,696	-
Working in progress	46,812	-
Finished goods	489,780	-

Inventories, net	$860,288	-

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Such increase of inventories is due to the following two reasons. Firstly, the price of petrol coke dramatically increased during the past few months and this trend is remaining. In order to lower the production costs of the company, we need to purchase more petrol coke to sustain our production. Secondly, we only sold nearly 65% of our products in the third quarter of fiscal year 2009  because of our higher pricing strategy, with a comparison to the low market price in the silicon carbide industry. The amount of finished goods was therefore relatively higher.

Property and Equipment

The following is a summary of property and equipment at March 31, 2009 and June 30, 2008:

	Mar 31, 2009	June 30, 2008

Buildings	$243,313	-
Machinery and Equipment	578,036	-
Motor vehicles	202,092	-
Office equipment	17,748	-
Construction in progress	274,021	-

Less: accumulated depreciation	(51,570)	-
Property and equipment, net	$1,263,640	-

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500.

Accounts Payable

Accounts payable amounted to $746,754 and $0 as of March 31, 2009 and June 30, 2008 respectively. The decrease of $263,558 was due to more payments to the raw material suppliers during the third quarter of fiscal year 2009. Accounts payable primarily resulted from our purchases of raw materials. Our biggest supplier is Yihe Power Center, the payables to which account for more than 80% of total amount of accounts payable as of March 31, 2009 and June 30, 2008.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation and amortization are recorded utilizing the straight-line method over the estimated original useful lives of the assets.  Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter.  Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.

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

Redeemable Preferred Stock

In accordance with Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company; this Item 3 is therefore not applicable to us.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our management concluded that such disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

An evaluation of the Company’s internal control over financial reporting was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework. Based on our assessment, we determined that, as of March 31, 2009, our internal control over financial reporting was ineffective based on those criteria.

Identified Material Weaknesses

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

During its assessment of our internal control over financial reporting for the quarter ended March 31, 2009, management was notified by Li & Company, PC, its then independent registered public accounting firm, about the following accounting errors and misstatements in the financial statements for the quarter ended September 30, 2008:

(i) the omission of certain audit adjustments in the computation of accumulated deficit/gain from forgiveness of other payable; (ii) the misclassification of goodwill to property and equipment; (iii) the misclassification of accounts payable to accrued expenses; (iv) the misclassification of foreign currency translation gain/loss;  (v) the omission of certain shipping costs; (vi) the omission of certain professional fees incurred in connection with the issuance of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”); (vii) the omission of professional fees incurred in connection with the acquisition of Yili Master Carborundum Production Co., Ltd., the Company’s wholly owned subsidiary in China; (viii) the misclassification of the professional fees that were incurred in connection with the issuance of Series A Preferred previously expended; and (ix) the omission of dividends of Series A Preferred accrued.

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

Remediation Initiative

In an effort to remediate the foregoing deficiencies in the Company’s internal control, the Company intends to take the following actions: (i) to create positions in the accounting department of the Company to segregate duties of recording, authorizing and testing; (ii) to increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals; (iii) to provide U.S. GAAP training to our staff in the accounting department; (iv) to establish an audit committee of the Board of Directors of the Company, with the responsibility of overseeing the corporate accounting and financial reporting process and the internal and external audits of the financial statements of the Company.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: May 20, 2009	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: May 20, 2009	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)