Form 10-K
period 2009-06-30
Master Silicon Carbide Industries, Inc.
filed 2009-09-25
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-52988

Master Silicon Carbide Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0728141
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

558 Lime Rock Road, Lakeville, Connecticut 06039
(Address of principal executive offices)

Registrant’s telephone number, including area code  (860)-435-7000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 31, 2008 the last day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (1,103,181 shares on September 23, 2009, based on an assumed market value per share of $1.0038) was $1,107,373. The Company is currently quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “MAST.” The assumed market value of the shares is based on the price for shares of the registrant’s Series A Convertible Preferred Stock paid by an investor in a private placement consummated on September 2, 2008 and the rate at which our Series A Convertible Preferred Stock may be converted into our Common Stock. In addition, for purposes of the computation of the aggregate market value of shares held by non-affiliates, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 23, 2009, there were outstanding 2,522,050 shares of the registrant’s Common Stock, par value $.001 per share.

Master Silicon Carbide Industries, Inc.

Form 10-K

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are "forward-looking statements." Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to continuing in business; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's inability to continue operations; the Company's inability to obtain necessary financing; the effect of a going concern statement by the Company's auditors; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability of the Company to attract and retain qualified personnel for its operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Paragon SemiTech USA Incorporated (“Paragon NJ”); (iii) Yili Carborundum USA, Inc. (“Yili US”); (iv) C3 Capital, Limited (“C3 Capital”); and (v) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of September 23, 2009, US$1.00 = 6.827 yuan; 1 yuan=US$0.146477.

All the share information in this Annual Report gives effect to the Reverse Stock Split, as defined below.

PART I

ITEM 1. BUSINESS

Our History

The Company was incorporated on May 21, 2007, in the State of Delaware, as Paragon SemiTech USA, Inc. On September 27, 2007, we acquired 100% of the issued and outstanding shares of Paragon SemiTech USA Incorporated, a New Jersey corporation (“Paragon NJ”), from its shareholders, in exchange for 675,000 shares of our Common Stock.

On September 2, 2008, pursuant to a Securities Purchase Agreement entered into by the parties which was consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), our wholly-owned subsidiary in Delaware, acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”). At the time we acquired C3 Capital, it had an agreement to purchase all of the equity interests in Yili Master Carborundum Production Co., Ltd., a wholly-owned foreign enterprise in the People’s Republic of China (the “PRC”) (“Yili China”). In September 2008, using the proceeds of the $10,000,000 private placement to the China Hand Fund I, LLC (the “Investor”) of the Company’s Series A Convertible Preferred Stock and warrants to purchase Common Stock which closed on September 2, 2008 (the “Private Placement”), the Company directly paid approximately $550,560 in cash to the former holders of the equity interests in Yili China to enable C3 Capital to acquire all of such equity interests.

In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC, on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao for RMB900,000 (approximately $131,830 based on the exchange rate as of RMB1 = US$0.146477 on September 23, 2009); and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Ms. Ping Li, for an option to purchase for an aggregate purchase price of $50,000 the assets of Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”). Neither Ehe China nor Quartz Mine China currently has any assets or operations. However, Ehe China is planning a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China plans to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Stock Split”). Such Reverse Split, however, does not reduce the number of shares of Common Stock that the Company was authorized to issue.

Also effective November 12, 2008, we changed our name from “Paragon SemiTech USA, Inc.” to “Master Silicon Carbide Industries, Inc.” to better reflect our business of production and sale of silicon carbide. The Company is currently quoted on the OTC-BB under the symbol “MAST.”

On March 24, 2009, the Company approved and caused there to be filed with the State of New Jersey a Certificate of Dissolution, dissolving Paragon SemiTech USA Incorporated (“Paragon NJ”), which was effective on March 26, 2009 (the “Dissolution”).

Our current corporate structure following the Dissolution is set forth in the following chart:

* The remaining 10% of the equity interest of Ehe China will be owned by Zhigang Gao.

Business Operations

Overview

Through our indirectly wholly-owned operating subsidiary Yili Master Carborundum Production Co., Ltd. (“Yili China”), we manufacture and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide (together, hereinafter referred to as “SiC”), a non-metallic compound that is widely used in industries such as semiconductors, solar energy, ceramics, abrasives and optoelectronics, etc.

Yili China was formed in April 2005 and commenced production in January 2006. Its present SiC production capacity is 3,000 tons per annum. The Company, through Yili China, produced and sold an aggregate of 1,450 tons of green SiC and 552 tons of black SiC during the fiscal year ended June 30, 2009, compared to an aggregate of 735 tons green SiC and 1,100 tons of black SiC during the fiscal year ended June 30, 2008. With the addition of the facilities expected to be constructed in Yili and Ehe by 2012, the details of which will be discussed below, the Company’s management anticipates the Company will achieve an annual production capacity of 85,000 tons.

Our Products

SiC is an extremely hard, chemically inert, and heat-resistant substance which has high thermal conductivity, resistance to abrasion, and strength at high temperatures. It is a  non-metallic compound that has special chemical properties and a level of hardness that is similar to diamonds, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

Because of these characteristics, SiC is widely used in many growing industries in China. For example, pure SiC is a natural semiconductor and thus efforts are underway to explore the possibility of replacing silicon with SiC in the semiconductor industry. SiC is most widely utilized in the solar energy (photovoltaic) industry, where it is used in precision cutting, pressure blasting, wire-sawing, and surface preparation, in addition to other processes. SiC is also used in many other industries, including the production of refractory materials and industrial ceramics as well as in the automobile, electronics, steel and nuclear industries. China’s current annual demand for SiC is approximately 300,000 tons and currently available supply is less than 300,000 tons. We believe that as the industries requiring SiC continue to grow, demand should continue to rise.

Manufacturing Process

Although a small amount of SiC can be found naturally, the vast majority of the substance is man-made. SiC is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace. The material formed in the furnace varies in purity, according to the distance from the graphite resistor heat source. Colorless, pale yellow and green crystals (“green” SiC) have the highest purity and are found closest to the heat source. The color changes to blue and black at greater distance from the resistor and the darker crystals are less pure (“black” SiC). After initial processing, SiC crystals can be crushed into grains with granulation equipment and filtered using vibrating sieve machines. The material can be further processed into fine powders so that it can be used in the production of industrial ceramic products. Most of the Company’s revenues come from the sale of green SiC.

Yili China currently owns and operates a set of 5,500 kilovolt-ampere carborundum metallurgy and production systems with corollary established production equipment and infrastructure at Yining County, Kazak Autonomous Prefecture, Xinjiang Uygur Autonomous Region of the PRC.

The Company is currently developing three new 8,500-ton furnaces with an aggregate production capacity of carborundum metallurgy of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region (the “Yili New Project”). The construction of such three new furnaces is expected to finish in November 2009, and we anticipate our new production lines with such furnaces will be installed in place by then and that trial production will commence in December 2009.

In addition, the Company is planning a 34,000 ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe New Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. The Company plans to construct the project in two stages. In the first stage, it proposes to construct a smelting base with an annual capacity of 34,000 tons of Green SiC. In the second stage, the Company will construct a powder production line and a granulation workshop. We will need further financing to commence the Ehe New Projects and the Company plans to finish the construction of Ehe New Project by year 2012.

Principal Suppliers and Sources of Raw Materials

The manufacturing of our product requires these main three components as raw materials: quartz, petroleum coke and electricity. We believe that we have ready access to sufficient sources of the mentioned raw materials and we do not and believe that we will not in the future be required to, rely on any single supplier to operate.

Silicon, the main component required to produce SiC, is usually abstracted from silica sand or quartz. The individual suppliers (generally farmers and peasants) are the Company’s suppliers of silicon. The individual suppliers collect quartz-silicon pebbles on the river bed of the Erchis River in Xinjiang. Such pebbles contain very high levels of silicon. We then turn the pebbles into sand with silicon. While the ownership of the pebbles belongs to the PRC government, to date, the PRC government has not charged the Company or its suppliers for the collection of such pebbles. In addition to the supply source from the individual suppliers, the Company anticipates that by July of 2010 it will complete the purchase of the equity interests of Quartz Mine China, an entity to be formed which will seek and expects to obtain from the PRC government the exploration and mining rights to a property in Aletai in Xinjiang Uygur Autonomous Region which contains confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz. If such rights are obtained and the Company completes the purchase, the Company intends to construct a mine to recover quartz from the property commencing around December 2010. It currently costs approximately $10 for mining 1 ton of quartz. Our management estimates that the mine can satisfy the Company’s raw material needs for quartz for the next ten years.

Petroleum coke is provided to the Company by China National Petroleum Corporation, through its various refineries and branches as well as China Petroleum and Chemical Corporation. Our production facility and smelters are located very close to the Karamai oilfield, one of the four major oil fields in China, with approximately 5 million tons of petroleum coke annual output, which far exceeds the Company’s needs for petroleum coke for its SiC production. Therefore, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs.

The Company’s source of electricity is the Hydropower Center of the Yili River Construction and Management Bureau of the Xinjiang Water Department. The hydropower production may be reduced by approximately 50% in the winter drought season. However, based on the Company’s past experience and its relationships with its supplier, the Company anticipates that its supplier will be able to and will supply to the Company all of the Company’s requirements for electricity throughout all seasons of the year. The Company believes that it has a competitive advantage because most of its competitors rely on electricity generated by coal burning power plants, whereas the electricity supply for the Company’s production is supported by hydropower plants, which is less costly and more environmentally friendly. The average price to the Company for electricity is approximately 0.23RMB/kwh for hydropower, while the average cost for coal-generated electricity paid by the Company’s competitors is not less than 0.38RMB/kwh.

Principal Customers

The following table sets forth our five largest customers, in terms of quantities of the aggregate of Green SiC and Black SiC; we sold to them during the fiscal years ended June 30, 2009 and 2008. Our five largest customers accounted for an aggregate of 55.2% and 88.3% quantity in the products we sold, respectively, in years 2009 and 2008.

Fiscal Year 2009:
Customer’s Name	Quantity (Metric Tons)	Percent in Total Products We Sold (in terms of quantity)
Tengzhou grinding medium Co., Ltd.	322	17.2%
Shuangyashan Poly Silicon Carbide Co., Ltd.	179	9.6%
Zhoucun Silicon Carbide Co., Ltd.	177	9.5%
Urumqi Tianlide Industry and Trading Co., Ltd.	161	8.6%
Zhengzhou Sansen grinding medium Co., Ltd.	137	7.3%
Total	976	52.2%

Fiscal Year 2008:
Customer’s Name	Quantity (Metric Tons)	Percent in Total Products We Sold (in terms of quantity)
Urumqi Tianlide Industry and Trading Co., Ltd.	568	31.0%
Changge Shengdi Silicon Industry Co., Ltd.	360	19.6%
Henan Xinmi Silicon Carbide Factory	247	13.5%
Gongyi City Jinshi Fire Proof Material Co., Ltd.	240	13.1%
Henan Yangguang Silicon Carbide Co., Ltd.	203	11.1%
Total	1,290	88.3%

Marketing

The Company established a marketing department after it began to expand its SiC production capacity in October 2008. The Company also has engaged an advertising agency to promote Company’s products in the industry. In addition, the Company believes that it has a good reputation in the industry through its participation in the China Abrasives Industry Association, seminars, conferences and other contacts.

Seasonality of Business

The Company does not believe that its business is subject to seasonal trends.

Backlogs

As of June 30, 2009, the Company had no backlogs.

Competition

The Company believes that it has six competitors in Xinjiang province, five of which are manufacturing green SiC and the other manufacturing black SiC. The number of manufacturers of SiC in China is over 100. The Company believes that Gui Qiang Silicon Carbide Co., Ltd., located in the Qinghai province of the PRC, is the largest producer of green SiC in China, with approximately 35% of the market. The Company believes that upon construction of its planned integrated SiC production facility the Company would become the largest producer of SiC in China by the year 2012.

As smelting is an important process to the production of different types of SiC, the construction of smelters becomes the key factor of defining the competitive position of an SiC manufacturer. Several fundamental issues will continue to constrain the construction of SiC smelters for the foreseeable future. First and foremost, the SiC production landscape in China is dominated by small and inefficient players. SiC smelters are large, expensive facilities that require a great deal of capital to construct. We believe that these small manufacturers lack the capital and scale necessary to rapidly construct smelters to meet the market demand for SiC. Secondly, the construction of incremental production facilities is restricted by another factor: due to the recent passage of environmental regulatory measures, government approval of new construction has become very difficult to obtain.

We believe that the SiC production is an industry of high entry barrier, and therefore relatively exclusive. The Company faces the challenges mainly from the competitors such as Gui Qiang Silicon Carbide Co., Ltd. The Company always positions itself as a strong player in the SiC industry with its unique competitive advantages which are described immediately below.

Cheap Raw Materials

The three main cost components of SiC production are, in descending order, petroleum coke, electricity, and quartz. Due to the close proximity of four major oil fields that annually produce approximately 5 million tons of petroleum coke, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs. The Company also has access to cheap electricity due to its proximity to local hydroelectric facilities. The Company’s cost of 0.23 RMB/kwh represents a 29% discount to that of the Company’s main competitor, Gui Qiang Silicon Carbide Co., Ltd., located in Qinghai Province. Lastly, the Company’s operating facility is located near properties in Aletai in Xinjiang Uygur Autonomous Region of the PRC, which has confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz based on a geographical report issued by Xinjiang Nonferrous Metal Geographical Survey Team Technology Commission on August 30, 2003. The Company has entered into a Memorandum of Understanding with Mr. Zhigang Gao and Ms. Ping Li for an option to purchase for $50,000 the equity interests of Quartz Mine China, an entity to be formed by them which will seek and expects to obtain from the PRC government, exploration and mining rights to such property. The Company anticipates that if such rights are obtained (of which there can be no assurance) and the Company exercises its option to acquire the equity interests in Quartz Mine China, the Company will have sufficient quartz for its production of SiC for the next ten years.

Intellectual Capital / Technology

The Company has an experienced team of management and technical staff. The lead engineer of our research team has been working in the SiC industry since 1966. The staff also includes members who participated in the development and implementation of the first green SiC smelting process in China. As a result, the Company is currently regarded as the standard setter in the SiC industry.

Additionally, the Company has developed several proprietary techniques utilized in the smelting process. One such technique involves the use of the Company’s discoveries in carbon monoxide gas recovery technology - the Company can capture carbon monoxide created during the smelting process and use it to reduce its fuel costs. The Company intends to register this technology as a patent in the future.

Support from local government and businesses

Through Yili China the Company maintains a meaningful relationship with local government and business in Xinjiang Province, China. Yili China is the first business entity that operated in the Yining East Industrial Park of Xinjiang Uygur Autonomous Region of the PRC, and the Company’s management team has been closely working with the local government since 2005. The Company has received support and assistance from local businesses. Yili China has already obtained permission to construct its proposed SiC processing facility in Xingjiang. Furthermore, the Company’s relatively remote location in Xinjiang Province coupled with such province’s low population density reduces the risk of potential regulatory constraints impeding the Company’s further expansion in the future.

Intellectual Property

Patents

The Company believes that it has proprietary know-how regarding the construction and operation of furnaces that will enable it to reduce costs and increase productivity in the smelting process through waste heat recovery, effluent recycling and exhaust reduction techniques. The Company does not believe that it would be advantageous to it to disclose such technology and has therefore declined to apply for a patent or patents regarding such technology.

Trademarks

The Company presently does not have any trademarks, although it intends to apply for a trademark in the PRC regarding its name and logo.

Research and Development

Please refer to the “Intellectual Capital / Technology” under the Section “Competition” herein for details of the Company’s research and development activities. The Company has incurred $834 for its research and development in fiscal year 2009.

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

Environmental Compliance

The Company always adopts an environmentally friendly strategy in its production and developments. The Company’s production of SiC is supported by hydropower plants, which are more cost-effective and less pollutant than most of the coal burning power plants. The Company has also developed  a technique that can capture carbon monoxide created during the smelting process and use it to reduce its fuel costs.

Our current production facilities have passed the environmental protection review by the Environmental Protection Bureau of Yining County of Yili Hasake Autonomous State of Xinjiang Uygur Autonomous Region (the “Yining Environmental Protection Bureau”) in October of 2007. The Yining Environmental Protection Bureau allocated certain permissible emission amounts of SO2 (i.e. sulfur dioxide) and CODcr (i.e. chemical oxygen demand) to each of the manufacturers under its jurisdiction. So far, the Company has controlled its emission of SO2 and CODcr far below the permission standard, and we do not have any violation of any environmental regulations.

We did not incur any expenses on environmental compliance for fiscal year 2009.

Employees

As of September 23, 2009, we had 150 employees, of whom 30 are executive and administrative personnel, 5 are research and development staff and 115 are manufacturing personnel.

New SiC Projects

The Company is currently developing three new 8,500-ton furnaces with an aggregate production capacity of carborundum metallurgy of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region (the “Yili New Project”). The construction of such three new furnaces is expected to finish in November 2009, and we anticipate our new production lines with such furnaces will be installed in place by then and that trial production will commence in December 2009.

In addition, the Company is planning a 34,000 ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe New Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. The Company plans to construct the project in two stages. In the first stage, it proposes to construct a smelting base with an annual capacity of 34,000 tons of Green SiC. In the second stage, the Company will construct a powder production line and a granulation workshop. We will need further financing to commence the Ehe New Projects and the Company plans to finish the construction of Ehe New Project by year 2012.

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

As set forth in the Securities Purchase Agreement, during the period from the closing of the Private Placement to November 30, 2008, the Investor had an option to purchase up to 697,350 additional shares of Series A Stock and warrants to purchase up to 1,743,375 additional shares of its Common Stock for an aggregate purchase price of up to Seven Million U.S. Dollars ($7,000,000) under the same terms and conditions as provided in the Private Placement, including, but not limited to the same per unit purchase price. The Investor, however, never exercised such option.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman, CEO and Interim CFO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease is extended for a year with the same rate of rent after September 1, 2009.

Our operating facilities are located at Zone A, Industry Zone of Yining County of Yili Hasake Autonomous State under Xinjiang Uygur Autonomous Region of the PRC. On October 28, 2008, the Company paid $790,934 to obtain the land use right for fifty years for nearly 107,214 square meters of land where our operating facilities are located. On such property, we have constructed temporary factory buildings covering an area of approximately 2,600 square meters, as well as our office building of 350 square meters and an employee’s dormitory building with a construction area of 350 square meters. The land on which all the buildings are located has an area of approximately 33,333 square meters. The purchase of such land use right is to satisfy the need of our ongoing constructions of our new furnaces and to expand our operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have two classes of equity securities: (i) Common Stock, par value $.001 per share, 2,522,050 shares of which are outstanding as of September 23, 2009; and (ii) Series A Convertible Preferred Stock, par value $0.001 per share, 996,186 shares of which are outstanding as of September 23, 2009. Our Common Stock was approved for quotation on the OTC-BB on September 1, 2009. Our Common Stock is currently quoted on the OTC-BB under the symbol “MAST.” However, since September 1, 2009 there has been no trading of our Common Stock.

Holders

As of September 23, 2009, there are approximately 45 holders of record of our Common Stock. The Company is not aware of any persons or entities who hold our common stock in nominee or “street” name through brokerage firms.

Dividends

Common Stock

We have never paid dividends on our Common Stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008 (“Certificate of Designation of Series A Stock”), the holders of our Series A Stock are entitled to dividends payable at the rate of six percent (6%) per annum of the then effective liquidation preference of the Series A Stock. Dividends begin to accrue on the date of issuance of the Series A Stock and are payable quarterly in arrears, on January 1, April 1, July 1 and October 1 of each year. The Certificate of Designation of Series A Stock is incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008.

As of June 30, 2009, we issued to the Series A Stock holders a total of 347,017 shares of our Common Stock. As of the date of this Report, the Company has issued an aggregate 496,450 of shares of Common Stock as dividends (the “Dividend Shares”) to the holders of Series A Stock.

Set forth below is a table of the Dividend Shares that we have issued to the holders of Series A Stock through July 1, 2009 with the issuance dates of such shares:

Dividend Period	Shares Issuance Date	Number of Shares Issued as Dividend to Series A Stock Holders
09/02/2008-09/30/2008	10/01/2008	48,151
10/01/2008-12/31/2008	01/01/2009	149,433
01/01/2009-03/31/2009	04/01/2009	149,433
04/01/2009-06/30/2009	07/01/2009	149,433

Shares Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans under which our securities may be issued as of the date of this Report.

Recent Issuances of Securities

Through July 1, 2009, the Company has issued to the holders of Series A Stock an aggregate of 496,450 shares of Common Stock as Dividend Shares, the details of which are discussed in the subsection “Dividends” above. As of June 30, 2009, we had issued to the Series A Stock holders a total of 347,017 shares. The additional 149,433 shares were issued on July 1, 2009

On October 9, 2007, we issued warrants to acquire 100,000 shares of our Common Stock to Columbia China Capital Group, Inc., an affiliate of the Company (“CCCG Warrant”). The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, On February 10 and May 12, 2009, the Company issued 40,000 shares and 60,000 shares of Common Stock, respectively, to two individuals upon the exercise of CCCG Warrants. Such issuances were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

Transfer Agent

The Company's stock transfer agent is Island Stock Transfer located at 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Its telephone number is 727-289-0010 and facsimile number is 727-290-3961.

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

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K.

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

Overview

Through our indirectly wholly-owned operating subsidiary Yili China, we produce and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide (together, hereinafter referred to as “SiC”). SiC is a  non-metallic compound that has special chemical properties and a level of hardness that is similar to diamonds, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

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

The Company is planning a 34,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental approvals. The Company selected the site at Aletai for the project because of its proximity to sources of electricity, petroleum and quartz. The Company plans to construct the project in two stages, the first of which involves the construction of a smelting base with an annual capacity of 34,000 tons of SiC, and a powder production line and a granulation workshop on the second stage.

Recent Development

On March 24, 2009, the Company approved and filed with the State of New Jersey a Certificate of Dissolution for Paragon SemiTech USA Incorporated (“Paragon NJ”), which was effective on March 26, 2009 (the “Dissolution”). Prior to the Dissolution, Paragon NJ had no assets, had ceased doing business, did not intend to recommence doing business and had not made any distribution of cash or property to its shareholders within the last 24 months.

Until November 30, 2008 after the closing of the Private Placement, the Investor had an option to purchase additional shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $7,000,000. The Investor did not exercise such option. In order to prevent disruption to the construction of our new production lines at Yili, we have applied for loans of approximately RMB 30,000,000 (or $4,387,960) from local banks in China. We anticipate that our new production lines with the furnaces will be installed in place by November 2009 and that trial production will commence in December 2009.

Results of Operations for the Fiscal Year ended June 30, 2009 and 2008

The following tables and analysis show the operating results of the Company for the fiscal year ended June 30, 2009 and June 30, 2008.  The financial results for the fiscal year ended June 30, 2009 include approximately ten months of the operating results of Yili China, since the acquisition of Yili China by the Company was closed on September 4, 2008.

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008
Revenues	$1,593,117	$-
Cost of revenues	1,382,331	-

Gross profit	210,786	-

General and administrative expenses	2,253,946	200,398

Total operating expenses	2,253,946	200,398

Loss from operations	(2,043,160)	(200,398)

Interest (income)	(52,847)	-
Other expenses (income)	(446)	(643)

Total other (income) expense	(53,293)	(643)

Loss before income taxes	(1,989,867)	(199,755)

Income tax provision	35,940	-

Net loss	$(2,025,807)	$(199,755)

Net Revenues

We generated sales of $1,593,117 for the fiscal year ended June 30, 2009 since we acquired Yili China on September 4, 2008. The production and sales of the Green SiC and Black SiC mainly contribute to our revenues as set forth in the following table:

Item	Sales volume in ton	Price per ton in US dollars	Sales in US dollars
Green silicon	1,316	1,058.82	1,393,407

Black silicon	307	650.52	199,710

Total	1,623		1,593,117

Cost of Revenue

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and inbound freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the fiscal year ended June 30, 2009 was $1,382,331.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the fiscal year ended June 30, 2009 is $210,786 with a gross profit margin of approximately 13.2%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $2,253,946 for the fiscal year ended June 30, 2009, as compared to $200,398 for the fiscal year ended June 30, 2008, an increase of $2,053,548. For the fiscal year ended June 30, 2008, the operating and administrative expenses included stock-based compensation of $74,700, professional fees of $103,657 and other expenses of $22,041. In fiscal year 2009, such increase of $2,053,548 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of stock-based compensation, outbound freight, salaries, office expenses and professional fees, the details of which are set forth in the following table:

	Fiscal Year	Fiscal Year	Percentage
	Ended June 30,	Ended June 30,	change
G&A
Stock-based compensation	1,024,600	74,700	1272%
Shipping and outbound freight fee	148,612	-	N/A
Professional fees	300,000	103,657	189%
Travel expenses	59,949	-	N/A
Products tax and related taxes	21,580	-	N/A
Welfare and benefits	316,916	-	N/A
Social insurance	13,777	-	N/A
Depreciation expenses	22,102	-	N/A
Amortization expenses	36,350	-	N/A
Entertainment	28,482	15,054	89%
Motor car expenses	29,887	-	N/A
Office expenses	192,826	-	N/A
Others	58,865	6,987	742%
Total	$2,253,946	$200,398	1025%

Stock-based Compensation

On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 925,000 shares of Common Stock, as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of the Common Stock issued to Mr. Gao was $925,000 and these shares were treated as stock compensation cost after acquisition of Yili China.

For fiscal year 2008, on October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $0.001 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract. Stock-based compensation was $99,600 for the fiscal year ended June 30, 2009, as compared to $74,700 for the fiscal year ended June 30, 2008, an increase of $24,900.

Upon the request of CCCG to partially exercise the warrants for 100,000 shares of Common Stock (or 1,000,000 shares prior to the Reverse Split), the Company issued to a designee of CCCG 40,000 shares of Common Stock on February 10, 2009 and another 60,000 shares of Common Stock to another designee on May 12, 2009.

Operating Loss

Our operating loss was $2,043,160 for the fiscal year ended June 30, 2009, as compared to a loss [operating loss?] of $200,398 for the fiscal year ended June 30, 2008, an increase of $1,842,762. Our operating loss is mainly attributable to the relatively low amount of net sales of fiscal year 2009 as compared to our general and administrative expenses and the one-time non-cash stock-based compensation charge of $928,515.

Income Taxes

For the fiscal year ended June 30, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to the enterprise income tax at the rate of 25%, which was effective since January 1, 2008 and the value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang Province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for the fiscal year ended June 30, 2009 was $35,940 in accordance with the policy of Yili China’s local tax bureau.

Net Loss

Net loss for the fiscal year ended June 30, 2009 was $2,025,807, compared to a net loss of $199,755 for the fiscal year ended June 30, 2008. Such increase of net loss by $1,826,052 in 2009 was a result of the increased total expenses in the fiscal year exceeding the revenues generated by the Company.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $1,121,162. As of the date of this Report, our management believes that the Company may need additional financing to complete its construction of the three new 8,500-ton furnaces by November 2009. Such additional financing may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

During the fiscal year ended June 30, 2009, we received gross proceeds of $10,000,000 from the Private Placement. The Investor had the right in the Private Placement, but not the obligation, to purchase prior to November 30, 2008 additional shares of our Series A Stock at an aggregate purchase price of up to $7,000,000 on the same terms of the Private Placement. However, the Investor never exercised such option.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year ended June 30, 2009	Fiscal Year ended June 30, 2008
Net cash provided by (used in) operating activities	$(1,614,270)	$(124,724)

Net cash used in investing activities	(7,837,623)	-

Net cash provided by (used in) financing activities	10,508,670	168,179

Effect of exchange rate changes on cash	18,305	-

Net increase (decrease) in cash and cash equivalents	1,075,082	43,455

Cash and cash equivalents, beginning of year	46,080	2,625

Cash and cash equivalents, end of year	$1,121,162	$46,080

Operating Activities

Net cash used in operating activities was $1,614,270 for the fiscal year ended June 30, 2009, compared to an amount of $124,724 net cash that was used in operating activities for the fiscal year ended June 30, 2008. The increase of such net cash used in operating activities is mainly due to our increasing cash purchases of raw materials and our increasing operating expenses. The Company did not incur such outflows before its acquisition of Yili China for the same period last year.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2009 was $7,837,623, whereas the Company didn’t incur any outflows for investments during the fiscal year ended June 30, 2008. The cash was mainly used for the construction of new production lines including the acquisition of land use right, the facility construction costs and the purchase of new equipments and Yili China.

Financing Activities

During the first quarter of the fiscal year ended June 30, 2009, the Company received gross proceeds of $10,000,000 from the Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 2,490,465 shares of Common Stock.

Net cash provided by financing activities during the fiscal year ended June 30, 2009 totaled $10,508,670 as compared to $168,179 provided by financing activities for the corresponding period ended June 30, 2008. The increased $10,340,491 of cash provided by financing activities in fiscal 2009 was mainly attributable to our engagement in capital raising activities during the first quarter of the fiscal year and the loan from a related party as specified in Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

Inventories

Inventories consisted of the following as of June 30, 2009 and 2008:

	Fiscal Year Ended	Fiscal Year Ended June
	June 30, 2009	30, 2008

Raw materials	58,583	-

Finished goods	537,031	-

Work in progress	124,416	-

Total	$720,030	$-

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

Property and Equipment

The following is a summary of property and equipment at June 30, 2009 and June 30, 2008:

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008

Buildings	243,455	-

Machinery and equipment	604,154	-

Motor vehicles	202,210	-

Office equipment	27,532	-

Less: accumulated depreciation	(78,184)	-

Property and equipment, net	$999,167	$-

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease has been extended for another year at the same rent.

Accounts Payable

Accounts payable amounted to $888,291 and $0 as of June 30, 2009 and June 30, 2008, respectively. Accounts payable primarily resulted from our purchases of raw materials. Our biggest supplier is Yihe Power Center, the payables to which account for more than 80% of the total amount of accounts payable as of June 30, 2009.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended June 30, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure required by Item 304(b) of Regulation S-K is incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”)  on May 8, 2009.

ITEM 9A (T).CONTROLS AND PROCEDURES EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, and Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

An evaluation of the Company’s internal control over financial reporting was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its “Internal Control - Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

On May 1, 2009, upon the notification by the Company’s management and in consultation with our auditors, the Board of Directors of the Company concluded that its previously issued financial statements for the interim period ended September 30, 2008 (“2008 First Quarter 10Q”), should no longer be relied upon due to the following accounting misstatements:

(i) the omission of certain audit adjustments in the computation of accumulated deficit/gain from forgiveness of other payable; (ii) the misclassification of goodwill to property and equipment; (iii) the misclassification of accounts payable to accrued expenses; (iv) the misclassification of foreign currency translation gain/loss;  (v) the omission of certain shipping costs; (vi) the omission of certain professional fees incurred in connection with the issuance of the Company’s Series A Stock; (vii) the omission of professional fees incurred in connection with the acquisition of Yili Master Carborundum Production Co., Ltd., the Company’s wholly-owned subsidiary in China; (viii) the misclassification of the professional fees that were incurred in connection with the issuance of Series A Stock previously expended; and (ix) the omission of dividends on the  Series A Stock which were accrued.

As a result, on May 24, 2009, the Company restated the financial statements contained in the 2008 First Quarter 10Q by filing with the SEC Amendment No. 1 to such Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. The restatements had no effect on the income statement, including net income and earnings per share for the periods covered by the restated financial statements.

During the process of reviewing and assessing the Company’s internal control over financial reporting, the Company’s management also concluded that the previously issued financial statements in the Quarterly Report for the period ended December 31, 2008 (“2008 Second Quarter 10Q”) should not be relied upon due to the misclassification of Series A Stock as permanent equity. The Company intends to address the referenced misstatement and to restate such financial statements in the 2008 Second Quarter 10Q by filing with the SEC an amendment to such 2008 Second Quarter 10Q.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of June 30, 2009.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This Annual Report for the year ended June 30, 2009 does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the Company as of September 23, 2009. Some of our directors are residents of the People’s Republic of China (the “PRC”). As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position/Title With the Company

John D. Kuhns	59	President, Chief Executive Officer and Director

Mary E. Fellows	47	Executive Vice President, Secretary and Director

Lin Han	38	Chief Financial Officer

James Tie Li	41	Director

Shadron Stastney	40	Director

Yousu Lin	56	Director

Zhigang Gao	39	Director

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

Ms. Mary E. Fellows was appointed as the Company’s Executive Vice President and Secretary on September 2, 2008 and a Company director, effective on September 26, 2008. Ms. Fellows has been a Partner and Executive Vice President of Kuhns Brothers, Inc., a boutique investment bank since 1997. She served as Director of Corporate Administration and Corporate Secretary of the New World Power Corporation from 1996 to 1999, with responsibilities in the company's financing and merger and acquisition activities. She served as Corporate Secretary to the Solar Electric Light Company from 1997 to 2002. Additionally, Ms. Fellows served as Co-Chairman of the Distributed Power Company, a company with investments in solar information publications, including the photovoltaic industry's leading newsletter and market survey, and was a director of GenSelf Corporation from 2003 to 2006. Ms. Fellows received a Bachelor of Science degree (Alpha Chi) from Teikyo Post University.

Mr. Lin Han, age 37, currently serves as part-time Chief Financial Officer of China Board Mill Corporation, a Delaware corporation with its Chinese operating subsidiary engaged in the production of wooden boards. Previously, he served as Chief Financial Officer of TOPCON (China) Corporation, the Chinese partner of a Japanese public company listed on Tokyo exchange and engaged in the business of manufacturing and sales of optical devices from June 2007 until September 2008. From February 2006 through May 2007, Mr. Han worked as the Senior Manager of Fortis Intertrust (Beijing) Co., Ltd., a consulting firm based in Beijing China. Mr. Han also worked for China Electronic Appliance Corp., a Chinese state-owned company in the business of production and sales of electronic parts, as a Deputy Financial Director from October 2003 to December 2005. Mr. Han graduated from University of Surrey with a degree of Master of Business Administration (“MBA”), and he received a bachelor degree in Auditing from the Capital University of Economics and Business in Beijing in 1994. Mr. Han is a Certified Public Accountant in China.

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

Family Relationships

There are no family relationships among any of the Company’s present directors and officers, except that Hong Zhao, the former director t and the former Chief Financial Officer and Secretary of the Company, is the wife of James Tie Li.

Committees of the Company’s Board of Director

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. James Tie Li qualifies as a financial expert within the meaning of Item 407(d)(5) of Regulation S-K. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is sufficiently small so as to permit our directors to give sufficient time and attention to such matters. The Company intends to establish the referenced three committees in the future to improve the Company’s internal control and governance. Each of Dr. Yousu Lin and Mr. Shad Stastney would qualify as an “independent director” under NASDAQ Stock Market Rule 4200(a)(15).

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

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended June 30, 2009, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports on Form 3 required by Section 16(a) of the Exchange Act is as follows:

Name	Date of Event Requiring Filing of Form 3	Required Filing Date of Form 3	Date Form 3 Filed with SEC
John D. Kuhns	09/02/2008 (1)	9/12/2008	Filed on 10/03/2008
Mary E. Fellows	09/02/2008 (1)	9/12/2008	Filed on 10/03/2008
Shadron Stastney	09/26/2008 (1)	10/06/2008	Filed on 10/28/2008
Zhigang Gao	09/26/2008 (1)	10/06/2008	Filed on 12/12/2008
Yousu Lin	09/26/2008 (1)	10/06/2008	Filed on 12/15/2008
James Tie Li	09/26/2008 (1)	10/06/2008	Filed on 12/16/2008
Lin Han	10/28/2008 (1)	11/7/2008	Filed on 12/12/2008

(1) Date of appointment as an officer and/ or a director of the Company.

Information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports on Form 4 required by Section 16(a) of the Exchange Act is as follows:

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 Filed with SEC
John D. Kuhns	10/01/2008 (1)	10/09/2008	Filed on 08/26/2009
John D. Kuhns	01/01/2009 (1)	01/09/2009	Filed on 08/26/2009
John D. Kuhns	04/01/2009 (1)	04/09/2009	Filed on 08/26/2009
John D. Kuhns	07/01/2009 (1)	07/09/2009	Filed on 08/26/2009
Mary E. Fellows	10/01/2008 (1)	10/09/2008	Filed on 08/26/2009
Mary E. Fellows	01/01/2009 (1)	01/09/2009	Filed on 08/26/2009
Mary E. Fellows	04/01/2009 (1)	04/09/2009	Filed on 08/26/2009
Mary E. Fellows	07/01/2009 (1)	07/09/2009	Filed on 08/26/2009
Yousu Lin	10/01/2008 (1)	10/09/2008	Filed on 08/26/2009
Yousu Lin	01/01/2009 (1)	01/09/2009	Filed on 08/26/2009
Yousu Lin	04/01/2009 (1)	04/09/2009	Filed on 08/26/2009
Yousu Lin	07/01/2009 (1)	07/09/2009	Filed on 08/26/2009
James Tie Li	02/09/2009 (2)	02/19/2008	Filed on 08/26/2009
James Tie Li	05/12/2009 (2)	05/21/2009	Filed on 08/26/2009

(1) Issuance date of the Dividend Shares of Series A Preferred Stock of the Company;

(2) Date of warrant exercise.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending June 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

None of our employees is subject to a written employment agreement during the fiscal year ended June 30, 2009.

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for fiscal year ended June 30, 2009:

Name and Principal Position	Salary ($)		Other Compensation ($)		Total Compensation ($)

John D. Kuhns Chief Executive Officer, President and Director (1)	145,833	(2)	-		145,833

Mary E. Fellows Executive Vice President, Secretary and Director	83,333	(3)	-		83,333

Lin Han Chief Financial Officer	35,296	(4)	-		35,296

James Tie Li Director	-		-		-

Shadron Stastney Director	-		-		-

Yousu Lin Director	-		-		-

Zhigang Gao Director	-		925,000	(5)	925,000

(1) Mr. Kuhns was appointed as the Company’s interim Chief Financial Officer from 09/02/2008 through October 28, 2008.

(2) The appointment of Mr. Kuhns as officer of the Company was effective as of September 2, 2008. His annual salary is $175,000 and the salary shown in the table is for the period from September 15, 2008 through June 30, 2009.

(3) The appointment of Ms. Fellows as officer of the Company was effective as of September 2, 2008. Her annual salary is $100,000 and the salary shown in the table is for the period from September 15, 2008 through June 30, 2009.

(4) The date of appointment of Mr. Han as CFO of the Company was effective on October 28, 2008. His monthly salary is $4,412 and the salary shown in the table is for the period from October 28, 2008 through June 30, 2009.

(5) As an inducement for Mr. Zhigang Gao to enter into an employment agreement with the Company or its Chinese subsidiary to serve as a management member, the Company issued 925,000 shares of Common Stock to Mr. Gao on September 2, 2008. The calculation of such stock value is based on an assumed market value $1.0038 per share of the Series A Stock, which was paid by the Investor in the Private Placement consummated on September 2, 2008 and the conversion rate of each of Series A Convertible Preferred Stock being convertible into 10 shares of our Common Stock. Such stock value is rounded up to approximately $925,000.

Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of September 23, 2009 by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Report, there were outstanding 2,522,050 shares of Common Stock and 996,186 shares of Series A Stock.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	2,223,085	(3)	47.71%
Common Stock	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	2,223,085	(3)(4)	22.90%
Common Stock	Mary E. Fellows 558 Lime Rock Road Lime Rock, Connecticut 06039	740,862	(5)	22.90%
Common Stock	Zhigang Gao The High-tech Building 9F, No.3003 Qianjing Street High-tech Development Zone in Changchun City PRC, 130024	925,000	(9)	36.68%
Common Stock	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	740,862	(6)	22.90%
Common Stock	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	9,176,745	(7)	80.87%
Common Stock	James Tie Li 22 Berkshire Way, East Brunswick, NJ 08816	0	(8)	—
Common Stock	Shad Stastney 126 East 56th St. 7th Fl, New York, NY 10022	0		—
Common Stock	Hong Zhao 22 Berkshire Way, East Brunswick, NJ 08816	675,000	(8)	26.76%
	All officers and directors as a group (6 persons)	13,806,554	(10)	96.99%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of the date of this report by the person indicated. The total number of shares of our Common Stock outstanding on the date of this report was 2,522,050 shares.

(3) Includes (i) an aggregate of 1,710,277 shares of Common Stock issuable upon conversion of an aggregate 171,028 shares of Series A Stock which are immediately convertible into Common Stock at the option of New World Power, LLC; and (ii) 427,569 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by New World Power, LLC.

(4) Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC and therefore controls such company and by virtue of such control may be deemed to beneficially own all of the Company’s securities that are owned by New World Power, LLC.

(5) Includes (i) an aggregate of 569,971 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into Common Stock at the option of Ms. Fellows; and (ii) 142,493 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Ms. Fellows.

(6) Includes (i) an aggregate of 569,971 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into Common Stock at the option of Dr. Lin; and (ii) 142,493 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Dr. Lin.

(7) Includes (i) an aggregate of 7,059,929 shares of Common Stock issuable upon conversion of an aggregate 705,993 shares of Series A Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund; and (ii) 1,764,982 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Vicis Capital Master Fund.

(8) The share number disclosed herein does not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former director and CFO.

(9) Includes a total of 925,000 shares of Common Stock issued to Mr. Gao.

(10) Includes an aggregate of (i) 1,418,869 shares of Common Stock that have been issued; (ii) 9,910,148 shares of Common Stock issuable upon conversion of an aggregate 991,015 shares of Series A Stock which are immediately convertible into Common Stock at the option of such persons; and (iii) 2,477,537 shares of Common Stock issuable upon the exercise of immediately exercisable warrants held by such persons. The shares disclosed herein do not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former director and CFO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We do not have an established policy regarding related transactions.

On February 10 and May 12, 2009, the Company issued 40,000 shares and 60,000 shares of Common Stock, respectively, to two individuals upon the exercises of the warrants that were originally issued on October 9, 2007 to Columbia China Capital Group, Inc., then an affiliate of the Company.

In connection with the Private Placement which closed on September 2, 2008, the Investor immediately assigned its rights under the Securities Purchase Agreement to several assigns, including (a)  Mr. Kuhns, the Company’s President, Chief Executive Officer since September 2, 2008 and a director of the Company since September 26, 2008; (b) Ms. Mary E. Fellows, who was elected on September 2, 2008 as the Executive Vice President and Secretary of the Company and who was elected a director on September 26, 2008; and (c) Dr. Yousu Lin, who was elected a director on September 26, 2008. During the fiscal year ended June 30, 2009, the above referenced assigns also received certain shares of Common Stock as the dividends of Series A Stock. See Item 12. “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” with respect to the security ownership of each of the assigns. Mr. Kuhns owns 100% of the membership interests and is the manager of the Investor, China Hand Fund I, LLC.

As an inducement for Mr. Zhigang Gao to enter into an employment agreement with the Company or its Chinese subsidiary to serve as a management member, the Company issued 925,000 shares of Common Stock to Mr. Gao on September 2, 2008.

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman, CEO and Interim CFO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease has been extended until August 31, 2010 at the same rate of rent

On September 17, 2008, Changchun Master Industries Co., Ltd. (“Changchun Master Company”) whose controlling stockholder is Zhigang Gao, our director, made a loan to Yili China in the amount of RMB 3,790,000 (or approximately $555,148 based on the exchange rate as of RMB1 = US$0.146477 on September 23, 2009) for the purpose of Yili China’s facility construction. Such loan is non-interest bearing, unsecured, and is payable on demand. The loan was due on September 15, 2009, and the extension of the term of the loan is currently under negotiation. Aside from the loan, Changchun Master Company also advanced approximately $312,680 to Yili China for certain operating expenses during fiscal year 2009. During fiscal year 2009, Yili China reimbursed Mr. Zhigang Gao a total of $8,015 for his business trip expenses. As a result, the Company owed Changchun Master Company $859,813 as of June 30, 2009.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters. Additionally, because the Company’s Common Stock is not currently listed for trading or quotation on a national securities exchange, we are not required to have such committees. Each of Dr. Yousu Lin and Mr. Shad Stastney would qualify as an “independent director” under NASDAQ Stock Market Rule 4200(a)(15). James Tie Li can qualify as a financial expert on the board of directors under the definition of Item 407(d)(5) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists the aggregate fees billed : (i) by Li & Company, PC, the former auditors for the Company for fiscal year 2008 and through May 8, 2009; and (ii) by the current auditors, Child, Van Wagoner & Bradshaw, PLLC, through June 30, 2009:

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Audit Fees	$81,150	$13,000
Audit Related Fees	5,000	-
Tax Fees	3,000	-
All Other Fees	-	-

ITEM 15. EXHIBITS

Number	Description

2.1
Reorganization and Stock Purchase Agreement dated September 27, 2007. Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 (No. 333-147222) filed with the SEC on November 7, 2007 (the “SB-2”);

3.1	Articles of Incorporation of the Company filed with the Delaware Secretary of State on May 21, 2007. Incorporated by reference to Exhibit 3.1 to the SB-2;

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the SB-2;

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2008 (the “September 8, 2008 8-K”);

3.4	Certificate of Change (regarding change of the Company’s registered agent). Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2008;

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 9, 2008; *

4.1	Form of warrant issued to the investor in the September 2, 2008 private placement. Incorporated by reference to Exhibit 4.2 to the September 8, 2008 8-K;

4.2	Specimen of Common Stock Certificate;*

4.3	Specimen of Series A Convertible Preferred Stock Certificate. Incorporated by reference to Exhibit 4.1 to the September 8, 2008 8-K;

10.1	Stock Purchase Agreement dated as of September 2, 2008, between Tie Li, Yili Carborundum USA, Inc. and the Company. Incorporated by reference to Exhibit 10.1 to the September 8, 2008 8-K;

10.2	Stock Purchase Agreement dated September 2, 2008, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.2 to the September 8, 2008 8-K;

10.3
Equity Transfer Agreement, dated as of July 31, 2008 by and between C3 Capital, Yili China and Changchun Master Industry Co., Ltd, the sole shareholder of Yili China. Incorporated by reference to Exhibit 10.3 to the September 8, 2008 8-K;

10.4	Equity Interest Transfer Agreement by and between C3 Capital, Mr. Zhigang Gao. Incorporated by reference to Exhibit 10.4 to the September 8, 2008 8-K;

10.5	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K;

10.6	Office Space and Infrastructure Sharing Agreement, dated September 1, 2009.*

16.1	Letter dated May 8, 2009 from Li & Company, PC to the SEC. Incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on May 8, 2009;

21.1	List of Subsidiaries;*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: September 25, 2009	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer
(principal executive officer)

	By:	/s/ Lin Han
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John D. Kuhns
John D. Kuhns
Chief Executive Officer (Principal Executive Officer) and Director

/s/ Mary E. Fellows
Mary E. Fellows Executive Vice President, Secretary and Director

/s/ James Tie Li
James Tie Li Director

/s/ Shad Stastney
Shad Stastney Director

/s/ Yousu Lin
Yousu Lin Director

/s/ Zhigang Gao
Zhigang Gao Director

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

(Formerly Paragon SemiTech USA, Inc.)

June 30, 2009

Index to Consolidated Financial Statements

F-1

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
J. Russ Bradshaw, CPA
William R. Denney, CPA	To The Board of Directors and Stockholders of
Russell E. Anderson, CPA
Scott L. Farnes
Master Silicon Carbide Industries, Inc.
Connecticut, USA

We have audited the accompanying consolidated balance sheets of Master Silicon Carbide Industries, Inc. (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders’ equity (deficit) for the years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Silicon Carbide Industries, Inc. as of June 30, 2009 and 2008, and the results of its operations, and its cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037	/s/ Child, Van Wagoner & Bradshaw, PLLC
Telephone 801.927.1337	Child, Van Wagoner & Bradshaw, PLLC
Facsimile 801.927.1344	Salt Lake City, Utah
September 23, 2009
5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	Years Ended June 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,121,162	$46,080
Notes receivable	15,741	-
Tax refundable	269,861	-
Inventories	720,030	-
Prepaid expenses	37,623	-

Total current assets	2,164,417	46,080

Deposits-fixed assets	3,564,478	-
Other receivables	39,738	-
Property, plant and equipment, net	999,167	-
Construction in progress	2,654,522	-
Intangible assets,net	1,448,695	-

Total assets	$10,871,017	$46,080

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$888,291	$8,271
Advance from customers	47,665	-
Other payables	115,334	-
Amount due to related parties	859,813	-
Dividends accrued	150,000	-

Total current liabilities	2,061,103	8,271

Total liabilities	2,061,103	8,271

Redeemable Preferred Stock ($0.001 par value, 996,186 shares issued) net of discount of $800,564 at June 30, 2009, liquidation preference of $10.038
per share and accrued dividends	9,199,439	-

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
2,000,000 shares designated, 996,186 shares issued and outstanding, and classified above outside stockholders' equity above, liquidation
preference of $10.038 per share and accrued dividends	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,372,617 and 1,000,600 shares issued and outstanding, respectively	2,373	1,001
Additional paid-in capital	4,057,224	376,995
Deferred compensation	(24,900)	(124,500)
Retained (deficit)	(4,429,623)	(215,687)
Accumulated other comprehensive income	5,401	-

Total stockholders' equity (deficit)	(389,525)	37,809

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$10,871,017	$46,080

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In US Dollars)

	Years Ended June 30,
	2009	2008

Revenues:
Revenues	$1,593,117	$-
Cost of revenues	1,382,331	-

Gross profit	210,786	-

General and administrative expenses	2,253,946	200,398

Total operating expenses	2,253,946	200,398

Loss from operations	(2,043,160)	(200,398)

Interest (income)	(52,847)	-
Other expenses (income)	(446)	(643)

Total other (income) expense	(53,293)	(643)

Loss before income taxes	(1,989,867)	(199,755)

Income tax provision	35,940	-

Net loss	$(2,025,807)	$(199,755)

Dividends and accretion on redeemable preferred stock	$943,093	$-

Deemed dividend from issuance of preferred stock	1,245,036	-

Net loss attributable to common stockholders	$(4,213,936)	$(199,755)

Comprehensive loss:

Net loss	$(2,025,807)	$(199,755)

Foreign currency translation adjustment	5,401	-

Comprehensive loss	$(2,020,406)	$(199,755)

Basic and diluted net loss per share	$(2.18)	$(0.22)

Weighted average common shares outstanding
- basic and diluted	1,931,584	913,495

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In US Dollars)

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Deferred	Retained	Other accumulated comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total

Balance as of June 30, 2007	-	$-	825,000	$825	$6,542	$-	$(15,932)	$-	$(8,565)
Issuance of common stock, $.30 per share on July 30, 2007			100,000	100	29,900				30,000
Issuance of common stock, $2.00 per share on January 29, 2008			900	1	1,799				1,800
Issuance of warrants for future services					199,200	(199,200)			-
Issuance of common stock, $2.00 per share in April 2008			45,000	45	89,955				90,000
Issuance of common stock $2.00 per share on May 12, 2008, net of legal fee of $9,771			29,700	30	49,599				49,629
Amortization of deferred compensation						74,700			74,700
Net loss for the year							(199,755)		(199,755)

Balance as of June 30, 2008	-	$-	1,000,600	$1,001	$376,995	$(124,500)	$(215,687)	$-	$37,809

Issuance of common shares on September 2, 2008 in connection with Yili China acquisition			925,000	925	924,075				925,000
Issuance of warrants in connection with issuance of Series A convertible preferred stock for cash on September 2, 2008					1,245,321				1,245,321
Amortization of deferred compensation						99,600			99,600
Conversion of Series A preferred stock dividend on October 1, 2008			48,151	48	48,285				48,333
Conversion of Series A preferred stock dividend on December 31, 2008			149,433	149	149,851				150,000
Exercise of warrant for 40,000 shares of common stock at exercise price of $.001 Par Value on February 10, 2009			40,000	40	360				400
Series A preferred stock beneficial conversion					1,245,036		(1,245,036)		-
Offering cost					(83,089)				(83,089)
Series A preferred stock dividend							(498,333)		(498,333)
Accrete debt discount							(444,760)		(444,760)
Conversion of Series A preferred stock dividend on April 1, 2009			149,433	150	149,850				150,000
Exercise of warrant for 60,000 shares of common stock at exercise price of $.001 Par Value on May 12, 2009			60,000	60	540				600
Foreign currency translation gain								5,401	5,401
Net loss for the year							(2,025,807)		(2,025,807)

Balance as of June 30, 2009	-	$-	2,372,617	$2,373	$4,057,224	$(24,900)	$(4,429,623)	$5,401	$(389,525)

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	Years Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,025,807)	$(199,755)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	78,184	-
Stock based compensation	1,024,600	74,700
Amortization	33,388	-
Changes in operating assets and liabilities:
Notes receivable	(15,739)	-
Prepaid expenses	(26,254)	-
Inventories	(421,610)	-
Accounts payable & accrued liabilities	190,380	3,001
Accrued expenses and other current liabilities	3,968	-
Advance from customers	(121,798)	-
Taxes refundable	(333,582)	(2,670)
Net cash provided by (used in) operating activities	(1,614,270)	(124,724)

Cash flows from investing activities:
Deposits - fixed assets and construction in process	(6,520,076)	-
Purchase of intangible - land use right	(785,677)	-
Purchase of Yili China	(555,096)	-
Purchase of Yili China - cash acquired	23,226	-
Net cash used in investing activities	(7,837,623)	-

Cash flows from financing activities:
Issuance of stocks with warrants, net of offering costs	9,917,909	171,429
Receipt of stock subscription receivable	-	500
Due to related parties - receipts	590,761
Due to related parties - payments	-	(3,750)
Net cash provided by (used in) financing activities	10,508,670	168,179
Effect of exchange rate changes on cash	18,305	-
Net increase (decrease) in cash and cash equivalents	1,075,082	43,455
Cash and cash equivalents, beginning of year	46,080	2,625
Cash and cash equivalents, end of year	$1,121,162	$46,080
Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	2,670

Noncash investing and financing activities:
Dividends payable	150,000	-
Issued common stock in exchange of dividend payable	348,333	-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
(Formerly Paragon SemiTech USA, Inc.)
June 30, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Paragon SemiTech USA Incorporated (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey.

Master Silicon Carbide Industries, Inc., formerly Paragon SemiTech USA, Inc. was incorporated on May 21, 2007 under the laws of the State of Delaware.  Prior to September 27, 2007, the date of merger with Paragon New Jersey, the Company was inactive.  On September 2, 2008, Paragon SemiTech USA, Inc., through the acquisition of C3 Capital, Limited, a company incorporated in the Territory of the British Virgin Islands (“BVI”), acquired all of the equity interests in Yili Master Carborundum Production Co., Ltd.  On November 12, 2008, Paragon SemiTech USA, Inc. changed its name to Master Silicon Carbide Industries, Inc. (“Master” or the “Company”).  The Company believes that the new name will better identify the Company with the business conducted by its indirectly wholly-owned subsidiary in China, Yili Master Carborundum Production Co., Ltd., namely, the production and distribution of silicon carbide.

C3 Capital, Limited (“C3 Capital”), an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. C3 Capital was inactive prior to September 2, 2008, the date of acquisition of Yili Master Carborundum Production Co., Ltd.

Yili Master Carborundum Production Co., Ltd. (“Yili China”) was incorporated on August 10, 1993 in the People’s Republic of China (“PRC”).

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

Merger of C3 Capital, Limited

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly-owned by the Company, a Delaware corporation (hereafter referred to as the “Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China with the proceeds of the Private Placement (as defined below) closed on September 2, 2008.  In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”).  Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 34,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

Dissolution of Paragon New Jersey

              On March 26, 2009, pursuant to the authorization of Master Silicon Carbide Industries, Inc., the sole shareholder, Paragon New Jersey was dissolved. The corporation has no assets, has ceased doing business and does not intend to recommence doing business, and has not made any distribution of cash or property to the shareholders within the last 24 months and does not intend to have any distribution following its dissolution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiaries, C3 Capital, Limited and Yili China, for the period from September 2, 2008 (date of acquisition) through June 30, 2009.  All inter-company balances and transactions have been eliminated.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,429,623, but future profit is anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. At June 30, 2009, the Company had $677,408 in one bank, which exceeds the FDIC insured limit of $250,000 by $427,408. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of June 30, 2008, the Company determined no reserves for obsolescence were necessary.

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

Furniture and office equipment	5 years
Motor vehicles	5-10 years
Machinery and equipment	10 years
Building	20 years

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

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include property, plant and equipment, land use right, software and production license are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Redeemable preferred stock

               On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase twenty-five shares of the Company’s common stock. The preferred stock pays annual dividends of 6% regardless of the Company’s profitability. Each preferred share is convertible into ten shares of common stock. Upon December 30, 2010, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.0038 per share plus accrued but unpaid dividends.  Because the Company is required to redeem the preferred stock on December 30, 2010, if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of stockholders’ equity.

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

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by a warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). Shipping and handling costs related to costs of raw materials purchased is in included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

➢
Expected Term – The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletins No. 107 and 110.

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

Stock compensation expense is $1,024,600 for fiscal year 2009 and $74,700 for 2008.

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
In accordance with Statement of Financial Accounting Standards No. 131 “Disclosure about Segments of an Enterprise and Related Information”, the Company has reviewed its business activities and determined that multiple segments do not exist that need to be reported.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency of those subsidiaries.  The parent’s functional currency is U.S. dollars. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

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

June 30, 2009
Balance sheet	RMB 6.8319 to US$1.00
Statement of income and comprehensive income	RMB 6.8331 to US$1.00

September 2, 2008
Balance sheet	RMB 6.8252 to US$1.00

June 30, 2008
Balance sheet	RMB 6.8591 to US$1.00
Statement of income and comprehensive income	RMB 7.2754 to US$1.00

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

	For fiscal year ended	For fiscal year ended
	June 30, 2009	June 30, 2008

Numerator for basic and diluted net loss per share - Dificit from continuing operations	$(4,213,936)	$(199,755)

Denominator for basic and diluted net loss per share - Weighted average shares of common stock outstanding	1,931,584	913,495

Basic and diluted net loss per share	$(2.18)	$(0.22)

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the fiscal years ended June 30, 2009 and 2008:

	For fiscal year ended	For fiscal year ended
	June 30, 2009	June 30, 2008

Series A preferred stock	8,215,546	-
Warrants	75,734	74,045
Total	8,291,280	74,045

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

Related party payable

As of June 30, 2009, the Company owed Changchun Master Industries Co., Ltd. $859,813 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is due on September 15, 2009.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Yili China for the fiscal year ended June 30, 2009 as if the acquisition had occurred on July 1, 2008.

               The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on July 1, 2008. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described above.

	Historical information of the Company (1) (Audited)	Historical information of the acquired entity (2)	Pro Forma (Unaudited)
Net sales	$1,593,117	$304,860	$1,897,977
Net income (loss)	(4,213,936)	47,377	(4,166,559)
Basic and diluted net loss per share	$(2.18)		$(2.16)
Basic and diluted weighted average common shares outstanding	1,931,584		1,931,584

Note: (1) The historical operating results of the Company were based on the Company’s audited financial statements for the year ended June 30, 2009.

           (2) The historical information of Yili China was derived from the books and the records of Yili China for the two months ended August 31, 2008.

Common Stock

As of June 30, 2009, the Company had 2,372,617 shares of Common Stock issued and outstanding.

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

On February 10, 2009, the Company issued an aggregate of 40,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc. as a result of the exercise of warrants for 40,000 shares of Common Stock (or 400,000 shares prior to the Reverse Split) at an exercise price of $.001.

On May 12, 2009, the Company issued an aggregate of 60,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc as a result of the exercise of warrants for 60,000 shares of Common Stock (or 600,000 shares prior to the Reverse Split) at an exercise price of $.001.

During the fiscal year ended June 30, 2008, an aggregate of 347,017 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends.

Redeemable Preferred Stock

As of June 30, 2009, the Company had 996,186 shares of Redeemable Series A Preferred Stock issued and outstanding.

On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase twenty-five shares of the Company’s common stock. The preferred stock pays annual dividends of 6% regardless of the Company’s profitability. Each preferred share is convertible into ten shares of common stock.  Upon December 30, 2010, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $10.038 per share plus accrued but unpaid dividends.  Because the Company is required to redeem the preferred stock on December 30, 2010, if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of stockholders’ equity.

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

Dividend

During the year, the Company accrued $498,333 dividend pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008.  During the year, the Company issued 347,017 shares of common stocks in the amount of $348,333 as payment of the dividend of the Series A Convertible Preferred Stock. As of June 30, 2009, dividend payable remains $150,000 unpaid.

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

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 revised SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The standards will be effective at the start of the first fiscal year beginning after November 15, 2009.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had minimum working capital and an accumulated deficit incurred through June 30, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 3 - ACQUISITION

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili US acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited (“C3 Capital”).  C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd., a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China. The acquisition of Yili China was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition.  The purchase price has been allocated to the assets and liabilities as follows:

Cash	$23,226
Accounts receivable	1,208
Inventory	298,640
assets	195,017
Preperty, plant and equipment	787,554
Software	846
Production license	688,214
Accounts payable	(843,040)
Customer deposits	(170,859)
Taxes payable	(63,843)
Accrued expenses and other	(92,871)
Advances from stockholders	(268,996)
Total purchase price	$555,096

A production license was issued by the Chinese government to permit Yili China to produce silicon carbide in China. The production license was assessed at $688,214 and will be amortized over the operating period of Yili China from September 2008 to April 2035. For each month, the amount of amortization is $2,151.

NOTE 4 – INVENTORIES

Inventories at June 30, 2009 and June 30, 2008 consisted of the following:

	Fiscal Year Ended	Fiscal Year Ended June
	June 30, 2009	30, 2008

Raw materials	$58,583	$-

Finished goods	537,031	-

Work in progress	124,416	-

Total	$720,030	$-

NOTE 5 – INTANGIBLE ASSETS

On October 28, 2008, the Company entered into an agreement with the Chinese government, whereby the Company paid RMB 5,403,579 to acquire the land use right and obtained a certificate of the land use right until October 27, 2058.  The purchase price is being amortized over the term of the right of approximately fifty (50) years beginning on November 1, 2008 and amortization expense used in production is reported in cost of revenues.

Intangible assets at June 30, 2009 and June 30, 2008 consisted of the following:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008

Land use right	$790,934	$-

Production license	688,214	-

Software	3,041	-

Less: accumulated amortization	(33,494)	-

Total	$1,448,695	$-

NOTE 6 – PROPERTY AND EQUIPMENT

               Property and equipment at June 30, 2009 and June 30, 2008 consisted of the following:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2009	June 30, 2008

Buildings	$243,455	$-

Machinery and equipment	604,154	-

Motor vehicles	202,210	-

Office equipment	27,532	-

Less: accumulated depreciation	(78,184)	-

Property and equipment, net	$999,167	$-

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

NOTE 8 – SUBSEQUENT EVENT

There are no subsequent events. The Company has evaluated subsequent events from the balance sheet date through September 18, 2009.