Form 10-Q
period 2009-09-30
Master Silicon Carbide Industries, Inc.
filed 2009-11-13
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

MASTER SILICON CARBIDE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	01- 0728141
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

2,671,483 shares of Common Stock of the registrant, par value $.001 per share, were outstanding as of November 12, 2009.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets
	As of September 30, 2009 and June 30, 2009	F-2

	Consolidated Statements of Operations and Comprehensive Loss for
	the Three Months Ended September 30, 2009 and 2008 (Unaudited)	F-3

	Consolidated Statements of Cash Flows
	for the three Months Ended September 30, 2009 and 2008 (Unaudited)	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures.	11

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits	13

Signatures		14

Exhibits/Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

September 30, 2009

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2009 (Unaudited) and June 30, 2009	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2009 and 2008 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-6 to F-15

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	30-Sep-09	30-Jun-09
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,641,544	$1,121,162
Notes receivable	64,431	15,741
Accounts receivable	103,683	-
Tax refundable	364,803	269,861
Inventories	545,179	720,030
Prepaid expenses	35,865	37,623

Total current assets	11,755,505	2,164,417

Deposits-fixed assets	3,384,011	3,564,478
Other receivables	33,146	39,738
Property, plant and equipment, net	986,427	999,167
Construction in progress	3,609,303	2,654,522
Intangible assets, net	1,438,477	1,448,695

Total assets	$21,206,869	$10,871,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,434,057	$888,291
Short term note - related party	10,000,000	-
Advance from customers	152,189	47,665
Other payables	123,187	115,334
Amount due to related parties	871,235	859,813
Dividends accrued	150,000	150,000

Total current liabilities	12,730,668	2,061,103

Total liabilities	12,730,668	2,061,103

Redeemable Preferred Stock ($0.001 par value, 996,186 shares issued) net of discount of $667,133 at September 30, 2009, liquidation preference of $10.038 per share and accrued dividends	9,332,867	9,199,439

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 2,000,000 shares designated, 996,186 shares issued and outstanding, and classified outside stockholders' equity above, liquidation preference of $10.038 per share and accrued dividends	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,522,050 and 2,372,617 shares issued and outstanding, respectively	2,522	2,373
Additional paid-in capital	4,207,074	4,057,224
Deferred compensation	-	(24,900)
Retained (deficit)	(5,074,820)	(4,429,623)
Accumulated other comprehensive income	8,558	5,401

Total stockholders’ equity (deficit)	(856,666)	(389,525)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$21,206,869	$10,871,017

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In US Dollars)

	For the Three Months Ended
	30-Sep-09	30-Sep-08
	(Unaudited)	(Unaudited)
Revenues:
Revenues	$377,897	$225,985
Cost of revenues	428,646	174,417

Gross profit (loss)	(50,749)	51,568

General and administrative expenses	372,159	94,119

Total operating expenses	372,159	94,119

Loss from operations	(422,908)	(42,551)

Interest income	(7,689)	(13,102)
Other expenses (income)	(57,836)	158

Total other (income) expense	(65,525)	(12,944)

Loss before income taxes	(357,383)	(29,607)

Income tax provision	4,386	-

Net loss	$(361,769)	$(29,607)

Dividends and accretion on redeemable preferred stock	$283,428	$48,333

Net loss attributable to common stockholders	$(645,197)	$(77,940)

Comprehensive loss:

Net loss	$(361,769)	$(29,607)

Foreign currency translation adjustment	8,558	-

Comprehensive loss	$(353,211)	$(29,607)

Basic and diluted net loss per share	$(0.26)	$(0.06)

Weighted average common shares outstanding - basic and diluted	2,520,426	1,282,078

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	For the Three Months Ended
	30-Sep-09	30-Sep-08
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(361,769)	$(29,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,227	6,258
Stock based compensation	24,900	24,900
Amortization	10,547	8
Changes in operating assets and liabilities:
Notes receivable	(48,654)	-
Accounts receivable	(103,622)	-
Prepaid expenses	8,375	(39,193)
Inventories	175,053	20,290
Accounts payable & accrued liabilities	545,073	452,756
Accrued expenses and other current liabilities	7,800	24,867
Advance from customers	104,441	(129,803)
Taxes refundable	(94,771)	27,216

Net cash provided by (used in) operating activities	298,600	357,692

Cash flows from investing activities:
Cash received from business acquisition	-	23,226
Deposits - fixed assets and construction in process	(789,283)	(1,222)
Purchase of intangible - land use right	-	(972)
Due from related parties	11,050	-
Purchase of goodwill	-	(121,150)

Net cash used in investing activities	(778,233)	(100,118)

Cash flows from financing activities:
Issuance of stocks with warrants, net of offering costs	-	9,916,909
Proceeds from related party loans	10,000,000	-
Return of capital to Yili china's stockholder	-	(555,096)
Due to related parties	-	8,268

Net cash provided by (used in) financing activities	10,000,000	9,370,081

Effect of exchange rate changes on cash	15	54,348

Net increase (decrease) in cash and cash equivalents	9,520,382	9,682,003

Cash and cash equivalents, beginning of year	1,121,162	46,081

Cash and cash equivalents, end of year	$10,641,544	$9,728,084

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	2,670

Noncash investing and financing activities:

Dividends payable	150,000	-
Issued common stock in exchange of dividend payable	133,348	-

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in	Deferred	Retained	Other accumulated comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total

Balance as of June 30, 2009	2,372,617	$2,373	$4,057,224	$(24,900)	$(4,429,623)	$5,401	$(389,525)

Series A preferred stock dividend					(283,428)		(283,428)
Conversion of Series A preferred stock dividend on July 1, 2009	149,433	149	149,850				149,999
Conversion of Series A preferred stock dividend on October 1, 2009							0
Amortization of deferred compensation				24,900			24,900
Foreign currency translation gain						3,157	3,157
Net loss for the year					(361,769)		(361,769)

Balance as of September 30, 2009	2,522,050	$2,522	$4,207,074	$0	$(5,074,820)	$8,558	$(856,666)

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
September 30, 2009
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

Yili Master Carborundum Production Co., Ltd. (“Yili China”) was incorporated on August 10, 1993 in the People’s Republic of China (“PRC”).

Yili China engages in the development, manufacturing and distribution of silicon carbide.

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 675,000 shares (6,750,000 shares prior to Reverse Split) of its common stock at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey.  As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with “Business Combinations” (“FASB ASC 805”).  Such merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost.  The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Dissolution of Paragon New Jersey

On March 26, 2009, pursuant to the authorization of Master Silicon Carbide Industries, Inc., the sole shareholder, Paragon New Jersey was dissolved. Paragon New Jersey has no assets, has ceased doing business and does not intend to recommence doing business, and has not made any distribution of cash or property to the shareholders within the last 24 months and does not intend to have any distribution following its dissolution.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiaries, C3 Capital, Limited and Yili China.  All inter-company balances and transactions have been eliminated.

Business combination

In accordance with FASB ASC 805 “Business Combinations”, the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

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

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method.  Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead.  The Company follows FASB ASC 330-10-30 “Inventory-Overall-Initial Measurement” for the allocation of production costs and charges to inventories.  The Company allocates fixed production overheads to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of September 30, 2009, the Company determined no reserves for obsolescence were necessary.

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

Land use right

Land use right represents the cost to obtain the right to use certain land in the PRC.  Land use right is carried at cost and amortized on a straight-line basis over the life of the right of approximately fifty (50) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Land use right is included in intangible assets on the Balance Sheet.

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets” for its long-lived assets.  The Company’s long-lived assets, which include property, plant and equipment, land use right, software and production license are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009.

Fair value of financial instruments

The Company follows FASB ASC 825-10-50-10 “Financial Instruments-Overall-Disclosure” for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, customer deposits, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs related to costs of raw materials purchased is in included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development.

Advertising costs

Advertising costs are expensed as incurred.

Stock-based compensation

The Company adopted the fair value recognition provisions of FASB ASC 718“Compensation-Stock Compensation”.

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

Stock compensation expense is $24,900 for the three months ended September 30, 2009.

Income taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of FASB ASC 740. The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

Segment reporting

FASB ASC 280, “Segment Reporting” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

In accordance with FASB ASC 280, the Company has reviewed its business activities and determined that multiple segments do not exist that need to be reported.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with FASB ASC 830 “Foreign Currency Matters” and are included in determining net income or loss.

The financial records of the subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency of those subsidiaries.  The Company’s functional currency is U.S. dollars. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a freely convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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

September 30, 2009
Balance sheet	RMB 6.8290 to US$1.00
Statement of income and comprehensive income	RMB 6.8311 to US$1.00

June 30, 2009
Balance sheet	RMB 6.8319 to US$1.00
Statement of income and comprehensive income	RMB 6.8331 to US$1.00

Comprehensive income (loss)

The Company has adopted FASB ASC 220 “Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.
Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260 “Earnings per Share”.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

	For the three months	For the three months
	ended September 30,	ended September 30,
	2009	2008

Numerator for basic and diluted net loss per share - Dificit from continuing operations	$-645,197	$-77,940

Denominator for basic and diluted net loss per share - Weighted average shares of common stock outstanding	2,520,426	1,282,078

Basic and diluted net loss per share	$-0.26	$-0.06

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended September 30, 2009 and 2008:

	For the three months ended	For the three months
	September 30, 2009	ended September 30,
		2008

Series A preferred stock	9,961,860	3,031,394
Warrants	-	99,004
Total	9,961,860	3,130,398

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

Related party payable

As of September 30, 2009, the Company owed Changchun Master Company $871,235 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

Common Stock

As of September 30, 2009, the Company had 2,522,050 shares of Common Stock issued and outstanding.

On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 925,000 shares of Common Stock post-split as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares equal to $925,000 and these shares were treated as the stock compensation cost after acquisition of Yili China.

On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Split”). Immediately after the Reverse Split, there were approximately a total of 1,925,600 shares of Common Stock outstanding. Such Reverse Split, however, does not reduce the number of shares of Common Stock that the Company was authorized to issue.

On February 10, 2009, the Company issued an aggregate of 40,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc. as a result of the exercise of warrants for 40,000 shares of Common Stock at an exercise price of $.01.

On May 12, 2009, the Company issued an aggregate of 60,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc as a result of the exercise of warrants for 60,000 shares of Common Stock at an exercise price of $.01.

An aggregate of 496,450 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends from October 1, 2008 through September 30, 2009.

Redeemable Preferred Stock

As of September 30, 2009, the Company had 996,186 shares of Redeemable Series A Preferred Stock issued and outstanding. On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one warrant to purchase twenty-five shares of the Company’s common stock. The preferred stock pays annual dividends of 6% regardless of the Company’s profitability. Each preferred share is convertible into ten shares of common stock.  On December 30, 2010, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $10.038 per share plus accrued but unpaid dividends.  Because the Company is required to redeem the preferred stock on December 30, 2010, if it has not been previously converted by the holders, the preferred stock is classified outside of stockholders’ equity.

                In accordance with FASB ASC 470-20-25, “Debt-Debt with Conversion Options-Recognition,” the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

Dividend

During the first quarter of 2010, the Company accrued $150,000 dividend pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During this first quarter of fiscal year 2010, the Company issued 149,433 shares of common stock , or $150,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of September 30, 2009, dividend payable remains $150,000 unpaid.

Recently issued accounting pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

             As shown in the accompanying consolidated financial statements, the Company had minimum working capital and an accumulated deficit incurred through September 30, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4 – INVENTORIES

Inventories at September 30, 2009 and June 30, 2009 consisted of the following:

	30-Sep-09	30-Jun-09

Raw materials	$70,603	$58,583

Finished goods	430,646	537,031

Work in progress	43,930	124,416

Total	$545,179	$720,030

NOTE 5 – INTANGIBLE ASSETS

On October 28, 2008, the Company entered into an agreement with the Chinese government, whereby the Company paid RMB 5,403,579 (equal to $790,934) to acquire the land use right and obtained a certificate of the land use right until October 27, 2058.  The purchase price is being amortized over the term of the right of approximately fifty (50) years beginning on November 1, 2008 and amortization expense used in production is reported in cost of revenues.

Intangible assets at September 30, 2009 and June 30, 2009 consisted of the following:

	30-Sep-09	30-Jun-09

Land use right	$790,934	$790,934

Production license	688,214	688,214

Software	3,041	3,041

Less: accumulated amortization	(43,712)	(33,494)

Total	$1,438,477	$1,448,695

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and June 30, 2009 consisted of the following:

	30-Sep-09	30-Jun-09

Buildings	$243,559	$243,455

Machinery and equipment	614,493	604,154

Motor vehicles	202,296	202,210

Office equipment	35,543	27,532

Less: accumulated depreciation	(109,464)	(78,184)

Property and equipment, net	$986,427	$999,167

Depreciation related to property and equipment used in production is reported in cost of revenues.

NOTE 7 – PRIVATE PLACEMENT

On September 21, 2009, for the consideration of $10,000,000, the Company sold to The China Hand Fund I, LLC and/or its successor and assigns, an accredited investor (the “Investor”) a convertible promissory note, which was automatically converted into 920,267 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) after the effectiveness of the Reincorporation on November 12, 2009(the “2009 Private Placement”). The Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock was filed with the State of Nevada on November 12, 2009, a form of which is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2009. The proceeds of this 2009 Private Placement will be used to finish three new 8,500-ton furnaces of carborundum metallurgy and to buy quartz mine rights in Ehe.

NOTE 8 - FOREIGN OPERATIONS
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

NOTE 9 – SUBSEQUENT EVENT

On November 2, 2009, the Company, formerly a Delaware corporation, completed its reincorporation to Nevada by a merger of the Registrant with and into its wholly-owned subsidiary, Master Silicon Carbide Industries, Inc., a newly formed Nevada corporation (the “Reincorporation”). The Reincorporation effected a change in the Company’s legal domicile from Delaware to Nevada. The Company’s business, assets, liabilities, and headquarters are unchanged as a result of the Reincorporation and all the directors and officers of the Company prior to the Reincorporation continue- to serve the Company after the Reincorporation.

After the Reincorporation of the Company and on November 12, 2009, the Note of $10,000,000 was automatically converted into 920,267 shares of Series B Preferred Stock of the Company. According to Certificate of Designation of Series B Preferred Stock, Series B Preferred Stock is redeemable preferred stock.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2009.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“Yili US”); (iii) C3 Capital, Limited (“C3 Capital”); and (iv) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

Overview

Master Silicon Carbide Industries, Inc., a Nevada corporation, through its indirectly wholly owned operating subsidiary Yili China, produces and sells in China high quality “green” silicon carbide and lower-quality “black” silicon carbide (together, hereinafter referred to as “SiC”). Effective November 12, 2008, we changed our name from “Paragon SemiTech USA, Inc.” to “Master Silicon Carbide Industries, Inc.” to better reflect our business of production and sale of SiC. SiC is a  non-metallic compound that has special chemical properties and a level of hardness that is similar to diamonds, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

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

The Company is currently developing three new 8,500-ton furnaces with an aggregate production capacity of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region (the “Yili Project”). The construction of one of these three furnaces is expected to be completed by the end of  November 2009 and we expect another furnace will be built by the end of December 2009. We anticipate the trial production of our two new production lines will commence by the end of December 2009. We expect the third furnace (third production line) will be completed by June 2010.

The Company’s present SiC production capacity is 3,000 tons per annum. It is anticipated that our production capacity can reach 20,000 tons per year by the end of 2009, with the addition of the two new 8,500-ton furnaces.

The Company is planning a 34,000 ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. The Company plans to construct the project in two stages. In the first stage, it proposes to construct a smelting base with an annual capacity of 34,000 tons of Green SiC. In the second stage, the Company will construct a powder production line and a granulation workshop. We also plan to acquire a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC. We will need further financing to commence the Ehe New Project and the Company plans to finish the construction of the Ehe Project by year 2012.

  On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Split”). The Reverse Split, however, does not reduce the number of shares of Common Stock that the Company was authorized to issue.

  On March 24, 2009, the Company approved and caused there to be filed with the State of New Jersey a Certificate of Dissolution, dissolving Paragon SemiTech USA Incorporated (“Paragon NJ”), formerly a wholly owned subsidiary of the Company. Such dissolution of Paragon NJ was effective on March 26, 2009.

Recent Developments

  On November 2, 2009, the Company completed the reincorporation from Delaware to Nevada by a merger with its then wholly-owned subsidiary in Nevada: Master Silicon Carbide Industries, Inc. (the “Reincorporation”).

  On September 21, 2009, for the consideration of $10,000,000, the Company sold to The China Hand Fund I, LLC and/or its successors and assigns, an accredited investor (the “Investor”) a convertible promissory note, which was automatically converted into 920,267 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) after the effectiveness of the Reincorporation on November 12, 2009 (the “2009 Private Placement”). The Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock was filed with the State of Nevada on November 12, 2009, a form of which is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2009.

The proceeds of this 2009 Private Placement will be used to complete the three furnaces of the Yili Project and to acquire 90% equity interest of Xinjiang Paragon Master Mining Co., Ltd (“Quartz Mine China”) from Mr. Zhigang Gao, one of our directors. We are entitled to an option to purchase Quartze Mine China, pursuant to a Memorandum of Understanding, among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li, dated August 25, 2008. Through Quartz Mine China, we will purchase the mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

     In order to prevent disruption to the construction of our new production lines at Yili, we have applied for loans of approximately RMB 30,000,000 (or $4,387,960) from local banks in China. The Company received a loan of RMB 10,000,000 (or $1,464,500) from Bank of China on October 23, 2009. This loan by Bank of China is for a term of three years with a yearly interest rate of 5.4%, and Bank of China has security interest on certain property and equipment of the Company.

  On July 1 and October 1, 2009, pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008, the Company issued an aggregate of 298,866 shares of Common Stock as dividends (the “Dividend Shares”), to the holders of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) that were issued in a private placement consummated on September 2, 2008 (the “2008 Private Placement”). These 298,866 dividend shares were for the quarters ended September 30 and June 30, 2009, payable on July 1 and October 1, 2009, respectively. As of the date of this Report, the Company has issued to the holders of Series A Preferred an aggregate of 645,884 shares of Common Stock as Dividend Shares.

Results of Operations for the Three Months ended September 30, 2009 and 2008

The following tables and analysis show the operating results of the Company for the three months ended September 30, 2009 and September 30, 2008.  The financial results for the three months ended September 30, 2008 include approximately one months of the operating results of Yili China, since the acquisition of Yili China by the Company was closed on September 4, 2008.

	Three months	Three months
	Ended September	Ended September	Percentage
	30, 2009	30, 2008	Change
Revenues	$377,897	$225,985	67%
Cost of revenues	428,646	174,417	146%

Gross profit (loss)	(50,749)	51,568	-198%

General and administrative expenses	372,159	94,119	295%

Total operating expenses	372,159	94,119	295%

Loss from operations	(422,908)	(42,551)	894%

Interest (income)	(7,689)	(13,102)	-41%
Other expenses(income)	(57,836)	158	N/A

Total other (income) expense	(65,525)	(12,944)	406%

Loss before income taxes	(357,383)	(29,607)	1107%

Income tax provision	4,386	-	N/A

Net loss	$(361,769)	$(29,607)	1122%

Net Revenues

We generated sales revenues of $377,897 for the three months ended September 30, 2009. The total revenues include the following:

	Three months ended	Three months ended
Item	September 30, 2009	September 30, 2008	Percentage change
Green silicon:
Selling volume (ton)	239	138	73%
Price in US dollars	901.00	1,498.50	-40%
Subtotal	215,339	206,793	4%

Black silicon:
Selling volume (ton)	228	20	1040%
Price in US dollars	712.97	959.64	-26%
Subtotal	162,558	19,192	747%

Total	377,897	225,985	67%

Compared to the first fiscal quarter last year, the market prices of Green SiC and Black SiC have decreased dramatically due to the impact of the global financial crisis on the silicon carbide industry. The market price of Green SiC and Black SiC decreased by 40% and 26% respectively, compared to the comparable period last year. However, the market prices of Green SiC are $880, $943 and $968  per ton in August, September and October of this year, respectively. Based on this  data, the management believes that the pricing for SiC will start to increase towards the end of 2009.

During the first fiscal quarter of 2010, the Company produced less Green SiC and more Black SiC than the comparable period of last year. This is mainly due to two reasons: firstly, since lower quality silicon was more readily available, the Company steered its focus more to the production of Black SiC; and secondly, the Company conducted the technical upgrade for some existing furnaces in this quarter, such as applying new process formula or operation processes, and it therefore reduced the operation efficiency and production quality of the furnaces, which resulted in the production of more Black SiC.  Management believes this technical upgrade will be completed by the end of November 2009 and the existing furnaces will be producing by the end of December 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% out of total raw material costs. Our cost of goods sold for the three months ended September 30, 2009 was $428,646.

Gross Loss

During the three months ended September 30, 2009, we had a gross loss of $50,749.  In the same period last year, our gross profit margin was approximately 23%. The decrease of our profit is due to the following two reasons: Firstly, the market prices for both Green SiC and Black SiC have decreased dramatically this year. Secondly, the market price of the Black SiC is only 79% of that of the Green SiC, yet the production costs of Black SiC and Green SiC are approximately similar. Although the Company produced more Black SiC this quarter ended September 30, 2009, we did not generate enough sales revenues to cover the manufacturing costs. Management believes that after our two new furnaces start producing by the end of December 2009, our gross profit margin may reach approximately 20%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $372,159 for the three months ended September 30, 2009, as compared to $94,119 for the three months ended September 30, 2008, an increase of $278,040. Since the acquisition of Yili China by the Company that was closed on September 4, 2008, only one month operating expenses of Yili China was included for the three months ended September 30, 2008. The increase of $278,040 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of outbound freight fee, salaries, office expenses and professional fees.

	Three Months	Three Months
	Ended September	Ended September	Percentage
	30, 2009	30, 2008	Change
G&A
Stock-based compensation	$24,900	$24,900	0%
Shipping and outbound freight fee	30,265	2,361	1182%
Professional fees	94,947	7,000	1256%
Travel expenses	14,833	5,873	153%
Products tax and related taxes	3,743	1,018	268%
Welfare and benefits	104,704	33,513	212%
Social insurance	10,178	-
Depreciation expenses	7,175	1,290	456%
Amortization expenses	11,968	8	149500%
Entertainment	5,918	3,052	94%
Motor car expenses	7,737	1,006	669%
Office expenses	27,809	9,285	200%
Others	27,982	4,813	481%
Total	$372,159	$94,119	295%

Operating Loss

Our operating loss is $422,908 for the three months ended September 30, 2009, as compared to a loss of $42,551 for the comparable period of 2008, an increase of $380,357. Our operating loss is mainly attributable to the relatively low amount of net sales for the three months ended September 30, 2009.

Net Loss

Net loss for the three months ended September 30, 2009 was $361,769, compared to a loss of $29,607 for the three months ended September 30, 2008. Such increase of net loss by $332,162 was a result of the increased total expenses for the three months ended September 30, 2009 exceeding the revenues generated by the Company.

Income Taxes

For the three months ended September 30, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for the three months ended September 30, 2009 was $4,386 due to the policy of local tax bureau.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $10,641,545. The substantial increase of working capital is mostly attributable to the proceeds of the 2009 Private Placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months	Three Months
	Ended September	Ended September	Percentage
	30, 2009	30, 2008	Change
Net cash provided by (used in) operating activities	298,600	357,692	-17%

Net cash used in investing activities	(778,233)	(100,118)	677%
Net cash provided by (used in) financing activities	10,000,000	9,370,081	7%
Effect of exchange rate changes on cash	15	54,348	-100%
Net increase (decrease) in cash and cash equivalents	9,520,382	9,682,003	-2%
Cash and cash equivalents, beginning of year	1,121,162	46,081	2333%

Cash and cash equivalents, end of year	10,641,544	9,728,084	9%

Operating Activities

Net cash provided by operating activities was $298,600 for the three months ended September 30, 2009, compared to an amount of $357,692 net cash that was provided by operating activities for the three months ended September 30, 2008. The decrease of net cash provided by operating activities is mainly due to the reason that the Company paid more cash to purchase raw materials and to pay off operation expenses than last year.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2009 was $778,233, compared to an amount of $100,118 net cash that was used in investing activities for the three months ended September 30, 2008. The cash was mainly used for the construction of new production lines including land use right, construction costs and new equipment. Since it was the beginning of the construction for the three months ended September 30, 2008, the Company paid less money at that time.

Financing Activities

On September 21, 2009, the Company received gross proceeds of $10,000,000 by selling to China Hand Fund I, LLC and/or its successor and assigns a promissory convertible note, which was automatically converted into 920,267 shares of the Series B Convertible Preferred Stock of the Company on November 12, 2009.

During the first quarter of the fiscal year of 2009, the Company received gross proceeds of $10,000,000 from the 2008 Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 2,490,465 shares of Common Stock post Reverse Split, with par value of $.001 per share.

Net cash provided by financing activities for the three months ended September 30, 2009 totaled $10,000,000 as compared to $9,370,081 provided by financing activities for the corresponding period ended September 30, 2008. The $629,919 difference is attributable to the Company’s payment to acquire Yili China in the quarter ended September 30, 2008.

Inventories

Inventories consisted of the following as of September 30, 2009 and June 30, 2009:

	30-Sep-09	30-Jun-09

Raw materials	70,603	58,583

Finished goods	430,646	537,031

Work in progress	43,930	124,416

Total	545,179	720,030

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount at June 30, 2009, the decrease of $174,851 was mainly attributable to the reason that the company used more work-in-progress to produce black silicon carbide and sold more finished goods during the first quarter of 2010.

Property and Equipment

The following is a summary of property and equipment at September 30, 2009 and June 30, 2009:

	30-Sep-09	30-Jun-09

Buildings	243,559	243,455

Machinery and equipment	614,493	604,154

Motor vehicles	202,296	202,210

Office equipment	35,543	27,532

Less: accumulated depreciation	(109,464)	(78,184)

Property and equipment, net	986,427	999,167

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

Accounts Payable

Accounts payable amounted to $1,434,057 and $888,291 as of September 30, 2009 and June 30, 2009 respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $545,766 was mainly due to the purchase of equipment. Our biggest supplier is Yihe Power Center, the payables to which account for more than 30% of the total amount of accounts payable as of September 30, 2009.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations.

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

Bad Debts

The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit only to its relatively large customers with a good credit history.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each period-end.  Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past. We elected not to provide for any bad debt allowance and consider all accounts receivable collectable.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness.  As a result, management concluded that the Company's internal controls over financial reporting were not effective as of September 30, 2009.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This Quarterly Report for the period ended September 30, 2009 does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Reference is made to Item 2 of Part I of this Quarterly Report relating to the 2009 Private Placement.

Such issuance of the Company’s securities was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D, and Regulation S promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On September 30, 2009 by a written consent, the holder of a majority shares of the Common Stock and Series A Convertible Preferred Stock entitled to vote approved the Reincorporation.

The aggregate number of votes which the holders of our Common Stock and Series A Stock are entitled to vote regarding the approval of the Reincorporation was 12,633,342, of which a majority, or at least 6,316,671, are required to approve the Reincorporation. The consenting stockholders are collectively the record and beneficial owners of shares of Common Stock and Series A Stock entitling them to an aggregate of 9,207,279 votes, representing approximately 73.75% of the of the total number of votes which could be cast regarding the approval of the Reincorporation as of the date of the consent on September 30, 2009.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: November 13, 2009	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)