Form 10-KT
period 2009-12-31
Master Silicon Carbide Industries, Inc.
filed 2010-03-31
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  July 1, 2009 to December 31, 2009

Commission File Number 000-52988

Master Silicon Carbide Industries, Inc.
(Exact name of registrant as specified in its charter)

Nevada	01-0728141
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

558 Lime Rock Road, Lakeville, Connecticut 06039
(Address of principal executive offices)

Registrant’s telephone number, including area code  (860)-435-7000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 30, 2010, there was no established public market for the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (955,302 shares on March 30, 2010, based on an assumed market value per share of $1.0038) was $958,932. The Company is currently quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “MAST.” The assumed market value of the shares is based on: (i) the price for shares of the registrant’s Series A Convertible Preferred Stock paid by an investor in a private placement consummated on September 2, 2008 and the rate at which our Series A Convertible Preferred Stock may be converted into our Common Stock; and (ii) the price for shares of the registrant’s Series B Convertible Preferred Stock paid by an investor in a private placement consummated on September 21, 2009, and the rate at which our Series B Convertible Preferred Stock may be converted into our Common Stock. In addition, for purposes of the computation of the aggregate market value of shares held by non-affiliates, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2010, there were outstanding, 2,820,916 shares of the registrant’s Common Stock, par value $.001 per share.

Master Silicon Carbide Industries, Inc.

Form 10-K

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Transition Report on Form 10-K. Certain statements made in this discussion are "forward-looking statements." Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to continuing in business; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's inability to continue operations; the Company's inability to obtain necessary financing; the effect of a going concern statement by the Company's auditors; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability of the Company to attract and retain qualified personnel for its operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“Yili US”); (iii) C3 Capital, Limited (“C3 Capital”); and (iv) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of March 30, 2010, US$1.00 = 6.827 yuan; 1 yuan=US$0.146477.

PART I

ITEM 1. BUSINESS

Our History

The Company was originally incorporated on May 21, 2007, in the State of Delaware, as Paragon SemiTech USA, Inc. and later changed its name into “Master Silicon Carbide Industries, Inc.” on November 12, 2008. It was reincorporated to the State of Nevada on November 2, 2009. The Company is currently quoted on the OTC-BB under the symbol “MAST.” Through a series of transactions in 2008 described immediately below, the Company acquired substantially the business and assets of Yili Master Carborundum Production Co., Ltd.(“Yili China”), a manufacturer of silicon carbide in People’s Republic of China (the “PRC”).

Our current corporate structure following the Dissolution is set forth in the following chart:

* On August 7, 2008, C3 Capital entered into an agreement to purchase 90% of the equity interests in Ehe China from Mr. Zhigang Gao for RMB900,000.  Such purchase price has not been paid as of the date of this Annual Report.

On September 21, 2009, for the consideration of $10,000,000, the Company sold to The China Hand Fund I, LLC and/or its successors and assigns, an accredited investor (the “Investor”) a convertible promissory note, which was automatically converted into 920,267 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Stock”) after the effectiveness of the Reincorporation on November 12, 2009 (the “2009 Private Placement”). The Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock was filed with the State of Nevada on November 12, 2009, a form of which is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2009.

The proceeds of this 2009 Private Placement will be used to complete the three furnaces of the Yili Project and to acquire 90% equity interest of Xinjiang Paragon Master Mining Co., Ltd (“Quartz Mine China”) from Mr. Zhigang Gao, one of our directors. We are entitled to an option to purchase Quartz Mine China, pursuant to a Memorandum of Understanding, among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li, dated August 25, 2008. Through Quartz Mine China, we will purchase the mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

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

Yili China was formed in April 2005 and commenced production in January 2006. Its present SiC production capacity is 11,500 tons per annum. The Company, through Yili China, sold an aggregate of 498 tons of green SiC and 489 tons of black SiC during the period of six months ended December 31, 2009, compared to an aggregate of 763 tons green SiC and 20 tons of black SiC during the period of six months ended December 31, 2008. With the addition of the facilities expected to be constructed in Yili and Ehe by 2013, the details of which will be discussed below, the Company’s management anticipates the Company will achieve an annual production capacity of 85,000 tons.

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

Yili China currently owns and operates a set of SiC production lines of transformer capacity of 4,600 kilovolt-ampere with corollary established production equipment and infrastructure at Yining County, Kazak Autonomous Prefecture, Xinjiang Uygur Autonomous Region of the PRC.

The Company is currently developing three new 8,500-ton production lines with an aggregate production capacity of SiC of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region (the “Yili New Project”). The construction of the first and second production lines was finished in November 2009 and March 2010, respectively, and we anticipate the third production line will be installed by the end of June 2010. Subject to further approval of the Board of Directors of the Company, we may plan to construct a powder production line and a granulation workshop in Yili after the completion of the Yili New Project.

In addition, the Company is planning a 34,000-ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe New Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. We will need further financing to commence the Ehe New Project and the Company plans to finish the construction of Ehe New Project by the year 2012.

Principal Suppliers and Sources of Raw Materials

The manufacturing of our product requires these main three components as raw materials: quartz, petroleum coke and electricity. We believe that we have ready access to sufficient sources of the mentioned raw materials, and we believe that we will not in the future be required to rely on any single supplier to operate.

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

The Company’s source of electricity is the Hydropower Center of the Yili River Construction and Management Bureau of the Xinjiang Water Department. The hydropower production may be reduced by approximately 50% in the winter drought season. However, based on the Company’s past experience and its relationships with its supplier, the Company anticipates that its supplier will be able to, and will, supply to the Company all of the Company’s requirements for electricity throughout all seasons of the year. The Company believes that it has a competitive advantage because most of its competitors rely on electricity generated by coal burning power plants, whereas the electricity supply for the Company’s production is supported by hydropower plants, which is less costly and more environmentally friendly. The average price to the Company for electricity is approximately 0.23RMB/kwh for hydropower, while the average cost for coal-generated electricity paid by the Company’s competitors is not less than 0.38RMB/kwh.

Principal Customers

The following table sets forth our five largest customers, in terms of revenues of the aggregate of green SiC and black SiC; we sold to them during the six months ended December 31, 2009 and 2008. Our five largest customers accounted for an aggregate of 68.0% and 64.0% in the products we sold, respectively.

Six months ended December 31, 2009:

Customer’s Name	Revenues	Percent in Total Products We Sold
Urumqi Tianlide Industry and Trading Co., Ltd.	213,929	27.4%
Shangyu Dongshun Grinding Co., Ltd.	133,511	17.1%
Shangyu Zili new materials Co., Ltd.	74,173	9.5%
Zhoucun Shuanglong Grinding Co., Ltd.	63,461	8%
Zaozhuang Longda Grinding Co., Ltd.	46,846	6%
Total	531,920	68.0%

Six months ended December 31, 2008:

Customer’s Name	Revenues	Percent in Total Products We Sold
Zhengzhou Sansen Grinding Co., Ltd.	109,493	18.3%
Urumqi Tianlide Industry and Trading Co., Ltd.	98,125	16.4%
Tengzhou Lijin Grinding Co., Ltd.	83,167	13.9%
Guangdong Foshan Wanlihua Co., Ltd.	58,037	9.7%
Zaozhuang Longda Grinding Co., Ltd.	34,104	5.7%
Total	382,926	64.0%

The following table sets forth our five largest customers, in terms of revenues of the aggregate of green SiC and black SiC; we sold to them during the fiscal year ended June 30, 2009. Our five largest customers accounted for an aggregate of 86.3% in the products we sold in year 2009.

Fiscal Year 2009:

Customer’s Name	Revenues	Percent in Total Products We Sold
Tengzhou Lijin grinding Co., Ltd.	411,024	25.8%
Urumqi Tianlide Industry and Trading Co., Ltd.	289,947	18.2%
Guangdong Foshan Wanlihua Co., Ltd.	237,374	14.9%
Zhengzhou Sansen grinding medium Co., Ltd.	224,629	14.1%
Shuangyashan Poly silicon carbide Co., Ltd.	211,885	13.3%
Total	1,374,859	86.3%

Marketing

The Company established a marketing department after it began to expand its SiC production capacity since October 2008. The Company also has engaged an advertising agency to promote the Company’s products in the industry. In addition, the Company believes that it has a good reputation in the industry through its participation in the China Abrasives Industry Association, seminars, conferences and other contacts.

Seasonality of Business

The Company does not believe that its business is subject to seasonal trends.

Backlogs

As of December 31, 2009, the Company had no backlogs.

Competition

The Company believes that it has six competitors in Xinjiang province, five of which are manufacturing green SiC and the other manufacturing black SiC. The number of manufacturers of SiC in China is over 100. The Company believes that Gui Qiang Silicon Carbide Co., Ltd., located in the Qinghai province of the PRC, is the largest producer of green SiC in China, with approximately 35% of the market. The Company believes that upon the completion of the construction of all its SiC production facilities in Yili, the Company would become the largest producer of SiC in China by the year 2013.

As smelting is an important process to the production of different types of SiC, the construction of smelters becomes the key factor of defining the competitive position of a SiC manufacturer. Several fundamental issues will continue to constrain the construction of SiC smelters for the foreseeable future. First and foremost, the SiC production landscape in China is dominated by small and inefficient players. SiC smelters are large, expensive facilities that require a great deal of capital to construct. We believe that these small manufacturers lack the capital and scale necessary to rapidly construct smelters to meet the market demand for SiC. Secondly, the construction of incremental production facilities is restricted by another factor: due to the recent passage of environmental regulatory measures, government approval of new construction has become very difficult to obtain.

We believe that the SiC production is an industry of high entry barrier, and therefore relatively exclusive. The Company faces the challenges mainly from the competitors such as Gui Qiang Silicon Carbide Co., Ltd. The Company always positions itself as a strong player in the SiC industry with its unique competitive advantages which are described immediately below.

Cheap Raw Materials

The three main cost components of SiC production are, in descending order, petroleum coke, electricity, and quartz. Due to the close proximity of four major oil fields that annually produce approximately 5 million tons of petroleum coke, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs. The Company also has access to cheap electricity due to its proximity to local hydroelectric facilities. The Company’s cost of 0.23 RMB/kwh represents a 29% discount to that of the Company’s main competitor, Gui Qiang Silicon Carbide Co., Ltd., located in Qinghai Province. Lastly, the Company’s operating facility is located near properties in Aletai in Xinjiang Uygur Autonomous Region of the PRC, which has confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz based on a geographical report issued by Xinjiang Nonferrous Metal Geographical Survey Team Technology Commission on August 30, 2003. The Company has entered into a Memorandum of Understanding with Zhigang Gao and Ping Li for an option to purchase for $50,000 the equity interests of Quartz Mine China, an entity to be formed by them which will seek, and expects to obtain from the PRC government, exploration and mining rights to such property. The Company anticipates that if such rights are obtained (of which there can be no assurance) and the Company exercises its option to acquire the equity interests in Quartz Mine China, the Company will have sufficient quartz for its production of SiC for the next ten years.

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

Support from local government and businesses

Through Yili China the Company maintains a meaningful relationship with local government and business in Xinjiang Province, China. Yili China is the first business entity that operated in the Yining East Industrial Park of Xinjiang Uygur Autonomous Region of the PRC, and the Company’s management team has been closely working with the local government since 2005. The Company has received support and assistance from local businesses. Yili China has already obtained permission to construct its proposed SiC processing facility in Xinjiang. Furthermore, the Company’s relatively remote location in Xinjiang Province coupled with such province’s low population density reduces the risk of potential regulatory constraints impeding the Company’s further expansion in the future.

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

Research and Development

Please refer to the “Intellectual Capital / Technology” under the Section “Competition” herein for details of the Company’s research and development activities. The Company has no expenses for its research and development for the six months ended December 31, 2009.

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

We did not incur any expenses on environmental compliance for the period ended July 1 through December 31, 2009 or the previous two fiscal years.

Employees
As of March 30, 2010, we had 211 employees, of whom 59 are executive and administrative personnel and 152 are manufacturing personnel.

New SiC Projects

The Company is currently developing three new 8,500-ton production lines with an aggregate production capacity of SiC of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region (the “Yili New Project”). The construction of the first and second production lines was finished in November 2009 and March 2010, respectively, and we anticipate the third production line will be installed by the end of June 2010. Subject to further approval of the Board of Directors of the Company, we may plan to construct a powder production line and a granulation workshop in Yili after the completion of the Yili New Project.

In addition, the Company is planning a 34,000-ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe New Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. We will need further financing to commence the Ehe New Project and the Company plans to finish the construction of Ehe New Project by the year 2012.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease is extended for a year with the same rate of rent after September 1, 2009.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have three classes of equity securities: (i) Common Stock, par value $.001 per share, 2,820,916 shares of which are outstanding as of March 30, 2010; (ii) Series A Convertible Preferred Stock, par value $0.001 per share, 996,186 shares of which are outstanding as of March 30, 2010; and (iii) Series B Convertible Preferred Stock, par value $0.001 per share, 920,267 shares of which are outstanding as of  March 30, 2010. We also have warrants to purchase 24,904,605 shares of common stock issued and outstanding as of March 30, 2010. Our Common Stock was approved for quotation on the OTC-BB on September 1, 2009. Our Common Stock is currently quoted on the OTC-BB under the symbol “MAST.” However, since September 1, 2009 there has been no trading of our Common Stock.

Holders

As of March 30, 2010, there are approximately 45 holders of record of our Common Stock. The Company is not aware of any persons or entities who hold our common stock in nominee or “street” name through brokerage firms.

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

As of December 31, 2009, we issued to the Series A Stock holders a total of 645,883 shares of our Common Stock. As of the date of this Report, the Company has issued an aggregate of 795,316 shares of Common Stock as dividends (the “Dividend Shares”) to the holders of Series A Stock.

Series B Convertible Preferred Stock

Holders of our Series B Stock are not entitled to dividends pursuant to the Certificate of Designations of Series B Stock.

Shares Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans under which our securities may be issued as of the date of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

From September 30 through December 31, 2009, the Company has issued to the holders of Series A Stock an aggregate of 149,433 shares of Common Stock as Dividend Shares, the details of which are discussed in the subsection “Dividends” above. During the six-month period ended December 31, 2009, we had issued to the Series A Stock holders a total of 298,866 Dividend Shares. An additional 149,433 shares were issued as Dividend Shares on January 1, 2010.

The above referenced issuances of the Company’s securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D, and Regulation S promulgated thereunder.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Transition Report on Form 10-K.

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

The Company’s present SiC production capacity is 11,500 tons per annum. It is anticipated that our production capacity can reach 28,500 tons per year by the end of June 2010, when the contemplated construction of three new 8,500-ton furnaces of carborundum metallurgy is finished.

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

Recent Development

On November 2, 2009, the Company completed the reincorporation from Delaware to Nevada by a merger with its then wholly-owned subsidiary in Nevada: Master Silicon Carbide Industries, Inc. (the “Reincorporation”).

In order to prevent disruption to the construction of our new production lines at Yili, we have applied for loans of an aggregate amount of approximately RMB 30,000,000 (or $4,387,960) from local banks in China. As of the date of this Transition Report, the Company received the first loan of RMB 10,000,000 (or $1,464,500) from Bank of China on October 23, 2009 and the second loan of RMB 20,000,000 (or $2,923,460) from Bank of China on January 4, 2010. These bank loans by Bank of China are for a term of three years with a yearly interest rate of 6.48%, and Bank of China has security interest on certain property, facilities and equipment of Yili China.

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

Results of Operations for the Six Months ended December 31, 2009 and 2008

The following tables and analysis show the operating results of the Company for the six months ended December 31, 2009 and December 31, 2008.  The financial results for the six months ended December 31, 2008 include approximately four months of the operating results of Yili China, since the acquisition of Yili China by the Company was closed on September 4, 2008.

	Six Months Ended	Six Months Ended	Percentage
	December 31, 2009	December 31, 2008	change

Revenues	$780,764	$598,322	30%

Cost of revenues	948,089	488,584	94%

Gross (loss) profit	(167,325)	109,738	-252%

General and administrative expenses	890,046	451,598	97%

Total operating expenses	890,046	451,598	97%

Loss from operations	(1,057,371)	(341,860)	209%

Interest (income)	(34,973)	(23,769)	47%
Other expenses (income)	(60,744)	(60,700)	0.1%

Total other (income) expense	(95,717)	(84,469)	13%

Loss before income taxes	(961,654)	(257,391)	274%

Income tax provision	4,136	-	N/A

Net loss	$(965,790)	$(257,391)	275%

Net Revenues

We generated sales revenues of $780,764 for the six months ended December 31, 2009. The total revenues include the following:

	Six Months Ended	Six Months Ended	Percentage
Item	December 31, 2009	December 31, 2008	change

Green silicon:
Selling volume (ton)	498	489	2%
Average price in US dollars	862.65	1,184.31	-27%
Subtotal	429,600	579,130	-26%

Black silicon:
Selling volume (ton)	763	20	3715%
Average price in US dollars	460.24	959.64	-52%
Subtotal	351,164	19,192	1730%

Total	780,764	598,322	30%

Compared to the same period last year, the market prices of green SiC and black SiC have decreased dramatically due to the impact of the global financial crisis on the silicon carbide industry. The market price of green SiC and black SiC decreased by 27% and 52% respectively, compared to the comparable period last year. However, the price of SiC began to rebound since September 2009.    The market prices of green SiC are $1,126 and $1,151 per ton in January and February of 2010, respectively. Based on this data, management believes that the pricing for SiC will be stable or slightly growing in 2010.

During the last six months of 2009, the Company sold nearly the same amount of green SiC and more black SiC than the comparable period of last year. This is mainly due to two reasons: firstly, the construction of new production lines had reduced the purity of raw materials therefore resulted in the production of less green SiC and more black SiC; and secondly, the Company conducted the technical experiment for existing furnaces, such as applying new raw material formula or operation processes, therefore reduced the operation efficiency and production quality of the furnaces, which resulted in the production of more black SiC. This technical experiment was completed by the end of October 2009 and incurred nearly $263,505 of extra costs to the Company.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the six months ended December 31, 2009 was $948,089.

Gross Loss

During the six months ended December 31, 2009, we had a gross loss of $167,325. In the same period last year, our gross profit margin was approximately 18%. The decrease of our profit is due to the following two reasons: firstly, the market prices for both green SiC and black SiC have decreased dramatically in 2009; and secondly, the market price of the black SiC is only 53% of that of the green SiC, yet the production costs of black SiC and green SiC are approximately the same. The Company produced more black SiC during the six-month period ended December 31, 2009 and we did not generate enough sales revenues to cover the manufacturing costs. Management believes that after our two new furnaces commence manufacturing in full capacity at the end of April 2010, our gross profit margin may reach approximately 20%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $890,046 for the six months ended December 31, 2009, as compared to $451,598 for the six months ended December 31, 2008, an increase of $438,448. Since the acquisition of Yili China by the Company that was closed on September 4, 2008, only four months operating expenses of Yili China was included for the six months ended December 31, 2008. The increase of $438,448 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of outbound freight fee, salaries, office expenses and professional fees.

	Six Months Ended	Six Months Ended	Percentage
	December 31, 2009	December 31, 2008	change

G&A
Stock-based compensation	$24,900	$49,800	-50%
Shipping and outbound freight fee	105,388	25,903	307%
Professional fees	120,445	127,659	-6%
Travel expenses	30,140	32,623	-8%
Products tax and related taxes	98,554	1,687	5742%
Welfare and benefits	219,222	125,815	74%
Social insurance	16,683	1,607	938%
Depreciation expenses	14,888	5,092	192%
Amortization expenses	21,036	6,888	205%
Entertainment	24,319	11,482	112%
Motor car expenses	16,779	11,725	43%
Office expenses	67,755	50,936	33%
Training fee	58,009	-	N/A
Others	71,928	381	18779%
Total	$890,046	$451,598	97%

Operating Loss

Our operating loss is $1,057,371 for the six months ended December 31, 2009, as compared to a loss of $341,860 for the comparable period of 2008, an increase of $715,511. Our operating loss is mainly attributable to the relatively high amount of cost of goods sold and G&A expenses for the six months ended December 31, 2009.

Income Taxes

For the six months ended December 31, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for the six months ended December 31, 2009 was $4,136 due to the policy of local tax bureau.

Net Loss

Net loss for the six months ended December 31, 2009 was $965,790, compared to a loss of $257,391 for the six months ended December 31, 2008. Such increase of net loss by $708,399 was a result of the increased total expenses for the six months ended December 31, 2009 exceeding the revenues generated by the Company.

Results of Operations for the Years ended June 30, 2009 and 2008

The following tables and analysis show the operating results of the Company for the year ended June 30, 2009 and June 30, 2008.  The financial results for the year ended June 30, 2009 include approximately ten months of the operating results of Yili China, since the acquisition of Yili China by the Company that was closed on September 4, 2008.

	Fiscal Year Ended	Fiscal Year Ended	Percentage
	June 30, 2009	June 30, 2008	change

Revenues	$1,593,117	$-	N/A

Cost of revenues	1,382,331	-	N/A

Gross profit	210,786	-	N/A

General and administrative expenses	2,253,946	200,398	1025%

Total operating expenses	2,253,946	200,398	1025%

Loss from operations	(2,043,160)	(200,398)	920%

Interest (income)	(52,847)	-	N/A
Other expenses (income)	(446)	(643)	-31%

Total other (income) expense	(53,293)	(643)	8188%

Loss before income taxes	(1,989,867)	(199,755)	896%

Income tax provision	35,940	-	N/A

Net loss	$(2,025,807)	$(199,755)	914%

Net Revenues

We generated sales of $1,593,117 for the year ended June 30, 2009 since we acquired Yili China on September 4, 2008. The total revenues include the following:

Item	Sales volume in ton	Price per ton in US dollars	Sales in US dollars

Green silicon	1,316	1,058.82	1,393,407

Black silicon	307	650.52	199,710

Total	1,623		1,593,117

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials includes quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the year ended June 30, 2009 was $1,382,331.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the year ended June 30, 2009 was $210,786. At that time, the gross profit margin was approximately 13.2%.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $2,253,946 for the year ended June 30, 2009, as compared to $200,398 for the year ended June 30, 2008, an increase of $2,053,548. For the year ended June 30, 2008, the operating and administrative expenses included stock-based compensation of $74,700, professional fees of $103,657 and other expenses of $22,041. The increase of $2,053,548 was mainly incurred by the Company after the acquisition of Yili China, including certain expenses of stock-based compensation, outbound freight fee, salaries, office expenses and professional fees.

	Fiscal Year Ended	Fiscal Year Ended	Percentage
	June 30, 2009	June 30, 2008	change

G&A
Stock-based compensation	1,024,600	74,700	1272%
Shipping and outbound freight fee	148,612	-	N/A
Professional fees	300,000	103,657	189%
Travel expenses	59,949	-	N/A
Products tax and related taxes	21,580	-	N/A
Welfare and benefits	316,916	-	N/A
Social insurance	13,777	-	N/A
Depreciation expenses	22,102	-	N/A
Amortization expenses	36,350	-	N/A
Entertainment	28,482	15,054	89%
Motor car expenses	29,887	-	N/A
Office expenses	192,826	-	N/A
Others	58,865	6,987	742%
Total	2,253,946	200,398	1025%

Stock-based Compensation

On October 9, 2007, in accordance with a consulting agreement executed with Columbia China Capital Group, Inc. (“CCCG”), CCCG received warrants to purchase 1,000,000 shares of the Company’s common stock (or 100,000 shares after the effectiveness of Reverse Split on November 12, 2008) at an exercise price of $0.01 per share with a term of five years from the date of signing. The warrants were valued at their fair market value at the date of issuance, using the Black-Scholes valuation model, of $199,200, recorded as deferred compensation and being amortized over the life of the contract.

Upon the request of CCCG to partially exercise the warrants for 100,000 shares of Common Stock (or 1,000,000 shares prior to the Reverse Split), the Company issued to a designee of CCCG 40,000 shares of Common Stock on February 9, 2009 and another 60,000 shares of Common Stock on May 12, 2009.

On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 9,250,000 shares of Common Stock (925,000 shares after the Reverse Split) as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares was $928,515 and was treated as stock compensation cost after acquisition of Yili China.

Stock-based compensation was $1,024,600 for the year ended June 30, 2009, as compared to $74,700 for the year ended June 30, 2008, an increase of $949,900.

Operating Loss

Our operating loss is $2,043,160 for the year ended June 30, 2009, as compared to a loss of $200,398 for the year ended June 30, 2008, an increase of $1,842,762. Our operating loss is mainly attributable to the relatively low amount of net sales in the year ended June 30, 2009 and a one-time non-cash compensation charge of $925,000.

Income Taxes

For the year ended June 30, 2009, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for the year ended June 30, 2009 was $35,940 due to the policy of local tax bureau.

Net Loss

Net loss for the year ended June 30, 2009 was $2,025,807, compared to a loss of $199,755 for the year ended June 30, 2008. Such increase of net loss by $1,826,052 was a result of the increased total expenses in the fiscal year exceeding the revenues generated by the Company.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $6,194,047. The substantial increase of working capital is mostly attributable to the proceeds of the 2009 Private Placement.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended	Six Months Ended	Percentage
	December 31, 2009	December 31, 2008	change

Net cash provided by (used in) operating activities	(1,126,133)	(1,915,759)	-41%

Net cash used in investing activities	(5,253,530)	(451,344)	1064%
Net cash provided by (used in) financing activities	11,454,297	9,953,490	15%

Effect of exchange rate changes on cash	(1,749)	(814,518)	-100%
Net increase (decrease) in cash and cash equivalents	5,072,885	6,771,869	-25%
Cash and cash equivalents, beginning of year	1,121,162	46,081	2333%

Cash and cash equivalents, end of year	6,194,047	6,817,950	-9%

Operating Activities

Net cash used in operating activities was $1,126,133 for the six months ended December 31, 2009, compared to an amount of $1,915,759 net cash that was used in operating activities for the six months ended December 31, 2008. The decrease of net cash used in operating activities was mainly due to the reason that the Company paid less cash to purchase raw materials and to pay off operation expenses than last year.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2009 was $5,253,530, compared to an amount of $451,344 net cash that was used in investing activities for the six months ended December 31, 2008. The cash was mainly used for the construction of new production lines including construction costs and new equipment. Since it was the beginning of the construction for the six months ended December 31, 2008, the Company paid less money at that time.

Financing Activities

On September 21, 2009, the Company received gross proceeds of $10,000,000 by selling to The China Hand Fund I, LLC and/or its successor and assigns a promissory convertible note, which was automatically converted into 920,267 shares of the Series B Convertible Preferred Stock of the Company on November 12, 2009.

On August 29, 2008, the Company received gross proceeds of $10,000,000 from the 2008 Private Placement in which we issued 996,186 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase an aggregate of 2,490,465 shares of Common Stock post Reverse Split, with par value of $.001 per share.

Net cash provided by financing activities for the six months ended December 31, 2009 totaled $11,454,297 as compared to $9,953,490 provided by financing activities for the corresponding period ended December 31, 2008. The increased $1,500,807 of the cash provided by financing activities was mainly attributable to the bank loan of $1,464,500 that the Company received on October 23, 2009.

Inventories

Inventories consisted of the following as of December 31, 2009 and 2008:

	31-Dec-09	31-Dec-08

Raw materials	471,690	109,467

Finished goods	462,314	543,962

Work in progress	67,281	85,050

Total	1,001,285	738,479

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount on December 31, 2008, the increase of $262,806 was mainly attributable to the reason that the company purchased more raw materials for the future production.

Property and Equipment

The following is a summary of property and equipment at December 31, 2009 and 2008:

	31-Dec-09	31-Dec-08

Buildings	243,972	243,791

Machinery and equipment	614,565	615,740

Motor vehicles	236,933	125,518

Office equipment	45,691	17,135

Less: accumulated depreciation	(141,792)	(25,242)

Property and equipment, net	999,369	976,942

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

Accounts Payable

Accounts payable amounted to $1,250,326 and $1,010,312 as of December 31, 2009 and December 31, 2008 respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $240,014 was mainly due to the purchase of raw materials. Our biggest supplier is Yihe Power Center, the payables to which account for more than 30% of the total amount of accounts payable as of December 31, 2009.

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

The Company's consolidated audited financial statements for the six months ended December 31,2009 and years ended June 30, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This Transition Report for the six months ended December 31, 2009 does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Transition Report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months period ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the six months period covered by this Transition Report on Form 10-K but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the Company as of March 30, 2010. Some of our directors are residents of the People’s Republic of China (the “PRC”). As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position/Title With the Company

John D. Kuhns	60	President, Chief Executive Officer and Director

Mary E. Fellows	48	Executive Vice President, Secretary and Director

Lin Han	39	Chief Financial Officer

James Tie Li	42	Director

Shadron Stastney	41	Director

Yousu Lin	57	Director

Zhigang Gao	40	Director

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

Mr. Lin Han, age 39, was appointed as the Company’s Chief Financial Officer on October 28, 2009. He is also currently serving as part-time Chief Financial Officer of China Board Mill Corporation, a Delaware corporation with its Chinese operating subsidiary engaged in the production of wooden boards. Previously, he served as Chief Financial Officer of TOPCON (China) Corporation, the Chinese partner of a Japanese public company listed on the Tokyo exchange and engaged in the business of manufacturing and sales of optical devices from June 2007 until September 2008. From February 2006 through May 2007, Mr. Han worked as the Senior Manager of Fortis Intertrust (Beijing) Co., Ltd., a consulting firm based in Beijing China. Mr. Han also worked for China Electronic Appliance Corp., a Chinese state-owned company in the business of production and sales of electronic parts, as a Deputy Financial Director from October 2003 to December 2005. Mr. Han graduated from University of Surrey with a degree of Master of Business Administration (“MBA”), and he received a bachelor degree in Auditing from the Capital University of Economics and Business in Beijing in 1994. Mr. Han is a Certified Public Accountant in China.

Mr. James Tie Li has been appointed as a Company director since September 26, 2008. Mr. Li has extensive investment banking and entrepreneur experience in the U.S. and China. He was the founder and senior executive with a number of start-up companies in China including China Hydroelectric Corporation. He has been a consultant to Kuhns Brothers, Inc., advising on corporate finance, valuation and acquisition matters related to the firm’s China-related equity financing transactions since 2006. He was also the founder of Columbia China Capital Group, a U.S. based boutique investment firm advising Asian firms in mergers and acquisitions, public listing and growth strategy since 2002. Mr. Li obtained his Master of Business Administration degree from the Columbia University Graduate School of Business and a Bachelor of Science degree in accounting from City University of New York. He is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey.

Mr. Zhigang Gao has been appointed as a Company director since September 26, 2008. Mr. Gao has been the manager of Yili China, the chairman of Changchun Master Industries Co., Ltd. (“Changchun China”), the controlling shareholder prior to the Company’s purchase (through C3 Capital) of Yili China, and the president of Xinjiang Ehe Mining and Metallurgy Co., Ltd. Mr. Gao has been engaged in the applied research of SiC, silicon, organic silicon and  preparation of polycrystalline silicon material for many years. In all the enterprises Mr. Gao has been managing, he is the main technology leader. He is an expert in the field of SiC and semiconductor materials in China. Mr. Gao holds a bachelor’s degree and a master's degree in chemistry from Northeast Normal University in China.

Dr. Yousu Lin has been appointed as a Company director since September 26, 2008. Dr. Lin is an accomplished financier of numerous government projects in the PRC and has been involved in the financial activities of, and provided advice on, the construction of the Three Gorges Project, the largest hydroelectric project in the world. In addition to the Three Gorges Project, Dr. Lin has also consulted on the Xiaolangdi Project, a large hydroelectric project on the Yellow River and the Wanjiazhai Project, a project to divert water from the Yellow River into Shanxi Province. He has also been a consultant in other governmental projects including the Tianjin Subway and the Beijing Olympics. In addition to these large government projects, Dr. Lin has also been involved in smaller scale construction projects with groups of private investors. Dr. Lin received his Ph.D. and Master of the Arts from Australian National University and his Bachelor of the Arts degree from Beijing Foreign Language University.

Mr. Shadron Lee Stastney has been appointed as a Company director since September 26, 2008. Since June 2004, Mr. Stastney has been a partner at Vicis Capital, LLC, an investment management firm. Vicis Capital, LLC is the managing partner of Vicis Capital Master Fund, one of our principal shareholders. From July 2001 to May 2004, Mr. Stastney served as Managing Director of Victus Capital, LP, an investment management firm. Mr. Stastney holds a Bachelor of Arts degree from the University of North Dakota and a Juris Doctor from the Yale Law School.

Family Relationships

There are no family relationships among any of the Company’s present directors and officers, except that Hong Zhao, the former director and the former Chief Financial Officer and Secretary of the Company, is the wife of James Tie Li.

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

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Directors’ evaluation process does not vary based on whether the candidate is recommended by a shareholder.

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

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in the six month periods ended December 31, 2009.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

None of our employees is subject to a written employment agreement during the six months ended December 31, 2009 and the year ended June 30, 2009.

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for the six months ended December 31, 2009 and the  year ended June 30, 2009:

					Total
Name and Principal Position	Salary ($)		Other Compensation ($)		Compensation ($)
John D. Kuhns Chief Executive Officer, President and Director (1)			-
Six Months
Ended December 31, 2009	87,500		-		87,500
Year 2009	145,833	(2)	-		145,833

Mary E. Fellows Executive Vice President, Secretary and Director			-
Six Months
Ended December 31, 2009	50,000		-		50,000
Year 2009	83,333	(3)	-		83,333

Lin Han Chief Financial Officer			-
Six Months Ended12/31/2009	26,472		-		26,472
Year 2009	35,296	(4)	-		35,296

James Tie Li Director	-		-		-
Six Months
Ended December 31, 2009	-		-		-
Year 2009	-		-		-

Shadron Stastney
Director	-		-		-
Six Months Ended December 31, 2009	-		-		-
Year 2009	-		-		-

Yousu Lin
Director	-		-		-
Six Months
Ended December 31, 2009	-		-		-
Year 2009	-		-		-

Zhigang Gao
Director
Six Months
Ended December 31, 2009	-		-		-
Year 2009	-		925,000	(5)	925,000

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

(5) As an inducement for Mr. Zhigang Gao to enter into an employment agreement with the Company or its Chinese subsidiary to serve as a management member, the Company issued 925,000 shares of Common Stock to Mr. Gao on September 2, 2008. The calculation of such stock value is based on an assumed market value of $1.0038 per share of the Series A Stock, which was paid by the Investor in the Private Placement consummated on September 2, 2008 and the conversion rate of each of Series A Convertible Preferred Stock being convertible into 10 shares of our Common Stock. Such stock value is rounded up to approximately $925,000.

Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of March 30, 2010 by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Report, there were outstanding 2,820,916 shares of Common Stock, 996,186 shares of Series A Stock, 920,267 shares of Series B Stock and warrants to purchase 24,904,605 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	2,274,399	(3)	45.87%
Common Stock	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	2,274,399	(3)(4)	45.87%
Common Stock	Mary E. Fellows 558 Lime Rock Road Lime Rock, Connecticut 06039	757,958	(5)	21.45%
Common Stock	Zhigang Gao The High-tech Building 9F, No.3003 Qianjing Street High-tech Development Zone in Changchun City PRC, 130024	925,000	(9)	32.79%
Common Stock	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	757,958	(6)	21.45%
Common Stock	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	9,499,911	(7)	89.71%
Common Stock	James Tie Li 22 Berkshire Way, East Brunswick, NJ 08816	0	(8)	—
Common Stock	Shad Stastney 126 East 56th St. 7th Fl, New York, NY 10022	0		—
Common Stock	Hong Zhao 22 Berkshire Way, East Brunswick, NJ 08816	675,000	(8)	23.93%
Common Stock	Lin Han A3 Yong’anli, No.1 Building A, 23rd Fl., Jianguomenwai Ave., Chaoyang District, Beijing, China 100022	0		—
Common Stock	All officers and directors as a group (7 persons)	4,715,315	(10)	73.87%

Series A Preferred	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	Mary E. Fellows 558 Lime Rock Road	56,997		5.72%
Series A Preferred	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	56,997		5.72%
Series A Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	705,993		70.87%
Series A Preferred	All officers and directors as a group (3 persons)	285,022		28.61%

Series B Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	920,267		100%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of the date of this report by the person indicated. The total number of shares of our Common Stock outstanding on the date of this report was 2,820,916 shares.

(3) Includes (i) an aggregate of 1,710,277 shares of Common Stock issuable upon conversion of an aggregate 171,028 shares of Series A Stock which are immediately convertible into Common Stock at the option of New World Power, LLC; and (ii) 427,569 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by New World Power, LLC.

(4) Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC and therefore controls such company and, by virtue of such control, may be deemed to beneficially own all of the Company’s securities that are owned by New World Power, LLC.

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

(10) Includes an aggregate of (i) 1,152,541 shares of Common Stock that have been issued; (ii) 2,850,219 shares of Common Stock issuable upon conversion of an aggregate 285,022 shares of Series A Stock which are immediately convertible into Common Stock at the option of such persons; and (iii) 712,555 shares of Common Stock issuable upon the exercise of immediately exercisable warrants held by such persons. The shares disclosed herein do not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former director and CFO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We do not have an established policy regarding related transactions.

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease has been extended until August 31, 2010 at the same rate of rent

On September 17, 2008, Changchun Master Industries Co., Ltd. (“Changchun Master Company”) whose controlling stockholder is Zhigang Gao, our director, made a loan to Yili China in the amount of RMB 3,790,000 (or approximately $555,148 based on the exchange rate as of RMB1 = US$0.146477 on September 23, 2009) for the purpose of Yili China’s facility construction. Such loan is non-interest bearing, unsecured, and is payable on demand. The loan was due on September 15, 2009 and it was renewed for another year with similar terms.

Aside from the loan, Changchun Master Company also advanced approximately $304,912 to Yili China for certain operating expenses from September 2, 2008 through December 31, 2009. As a result, the Company owed Changchun Master Company $860,060 as of December 31, 2009.

On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of $1,000,000 to fund the CSC’s working capital needs. The interest rate of this loan is six percent (6%) per annum. CSC agrees to pay to the Company the principal sum of $1,000,000 on December 31, 2010. It is a related party transaction since the Company and CSC share a majority shareholder, certain officers and directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists the fees billed by our auditors, Child, Van Wagoner & Bradshaw, PLLC, for the period July 1, 2009 through December 31, 2009 and the two years ended June 30, 2009 and 2008:

	Six Months Ended December 31, 2009	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Audit Fees	$43,000	$81,150	$13,000
Audit Related Fees	2,766	5,000	-
Tax Fees	4,577	3,000	-
All Other Fees	-	-	-

ITEM 15.	EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger dated September 30, 2009. Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on October 13, 2009 (the “Information Statement”);

3.1	Articles of Incorporation of the Company filed with the Nevada Secretary of State on June 26, 2009. Incorporated by reference to Exhibit C to the Information Statement;

3.2	By-laws of the Company. Incorporated by reference to Exhibit D to the Information Statement;

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Incorporated by reference to Exhibit E to the Information Statement;

3.4
Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 27, 2009 ( the “October 27, 2009 8-K”);

4.1
Form of warrant issued to the investor in the September 2, 2008 private placement. Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2008 (the “September 8, 2008 8-K”);

4.2	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Company’s annual report of fiscal year ended June 30, 2009;

4.3	Specimen of Series A Convertible Preferred Stock Certificate; *

4.4	Specimen of Series B Convertible Preferred Stock Certificate; *

4.5	Consent and Waiver Agreement, dated November 2, 2009, between the Company and the holders of Series A Stock;*

10.1	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K;

10.2	Note Purchase Agreement dated September 21, 2009, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.1 to the October 27, 2009 8-K;

10.3	Convertible Note of the Company, dated September 21, 2009. Incorporated by reference to Exhibit 10.2 to the October 27, 2009 8-K;

10.4	Office Space and Infrastructure Sharing Agreement, dated September 1, 2009. Incorporated by reference to Exhibit 10.6 to the Company’s annual report of fiscal year ended June 30, 2009;

10.5	Loan Agreement, dated February 10, 2010, beween the Company and China Silicon Corporation;*

16.1	Letter dated May 8, 2009 from Li & Company, PC to the SEC. Incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on May 8, 2009;

21.1	List of Subsidiaries;*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: March 30, 2010	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer
(principal executive officer)

	By:	/s/ Lin Han
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
John D. Kuhns
Chief Executive Officer (Principal Executive Officer) and Director

/s/ Mary E. Fellows
Mary E. Fellows Executive Vice President, Secretary and Director

/s/ James Tie Li
James Tie Li Director

/s/ Shad Stastney
Shad Stastney Director

/s/ Yousu Lin
Yousu Lin Director

/s/ Zhigang Gao
Zhigang Gao Director

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

December 31, 2009

Index to Consolidated Financial Statements

Contents	Page(s)

Report of the Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	.F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-17

F-1

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Master Silicon Carbide Industries, Inc.
Connecticut, USA

We have audited the accompanying consolidated balance sheets of Master Silicon Carbide Industries, Inc. (the Company) as of December 31, 2009 and June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders' equity (deficit) for the six months ended December 31, 2009 and the years ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Silicon Carbide Industries, Inc. as of December 31, 2009 and June 30, 2009 and 2008, and the results of its operations, and its cash flows for the six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 30, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2009	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$6,194,047	$1,121,162	$46,080
Notes receivable	30,875	15,741	-
Accounts receivable, net	74,400	-	-
Tax refundable	617,380	269,861	-
Inventories	1,001,285	720,030	-
Prepaid expenses	62,723	37,623	-

Total current assets	7,980,710	2,164,417	46,080

Deposits-fixed assets	3,859,366	3,564,478	-
Other receivables	28,530	39,738	-
Property, plant and equipment, net	999,369	999,167	-
Construction in progress	7,555,461	2,654,522	-
Intangible assets, net	1,428,078	1,448,695	-

Total assets	$21,851,514	$10,871,017	$46,080

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,257,657	$888,291	$8,271
Advance from customers	113,189	47,665	-
Other payables	142,718	115,334	-
Amount due to related parties	860,060	859,813	-
Dividends accrued	150,000	150,000	-

Total current liabilities	2,523,624	2,061,103	8,271

Long-term loans	1,464,515	-	-

Total liabilities	3,988,139	2,061,103	8,271

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued)
net of discount of $533,705 at December 31, 2009, liquidation preference
of $10.038 per share and accrued dividends	9,466,295	9,199,439	-

Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	-	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,671,483 and 2,372,617 and 1,000,600 shares issued and outstanding, respectively	2,671	2,373	1,001
Additional paid-in capital	4,047,524	4,057,224	376,995
Deferred compensation	-	(24,900)	(124,500)
Retained (deficit)	(5,662,269)	(4,429,623)	(215,687)
Accumulated other comprehensive income	9,154	5,401	-

Total stockholders’ equity (deficit)	(1,602,920)	(389,525)	37,809

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$21,851,514	$10,871,017	$46,080

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In US Dollars)

	Six Months Ended	Twelve Months Ended
	12/31/2009	6/30/2009	6/30/2008

Revenues:
Revenues	$780,764	$1,593,117	$-
Cost of revenues	948,089	1,382,331	-

Gross profit (loss)	(167,325)	210,786	-

General and administrative expenses	890,046	2,253,946	200,398

Total operating expenses	890,046	2,253,946	200,398

Loss from operations	(1,057,371)	(2,043,160)	(200,398)

Interest income	34,973	52,847	-
Other income	60,744	446	643

Total other income	95,717	53,293	643

Loss before income taxes	(961,654)	(1,989,867)	(199,755)

Income tax provision	4,136	35,940	-

Net loss	$(965,790)	$(2,025,807)	$(199,755)

Dividends and accretion on redeemable preferred stock	$266,856	$943,093	$-

Deemed dividend from issuance of preferred stock	-	1,245,036	-

Net loss attributable to common stockholders	$(1,232,646)	$(4,213,936)	$(199,755)

Comprehensive loss:

Net loss	$(965,790)	$(2,025,807)	$(199,755)

Foreign currency translation adjustment	3,753	5,401	-

Comprehensive loss	$(962,037)	$(2,020,406)	$(199,755)

Basic and diluted net loss per share	$(0.47)	$(2.18)	$(0.22)

Weighted average common shares outstanding - basic and diluted	2,595,142	1,931,584	913,495

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Total

Balance as of June 30, 2007	825,000	$825	$6,542	$-	$(15,932)	$-	$(8,565)
Issuance of common stock for cash - $.30 per share on July 30, 2007	100,000	100	29,900				30,000
Issuance of common stock for cash - $2.00 per share on January 29, 2008	900	1	1,799				1,800
Issuance of warrants for future services			199,200	(199,200)			-
Issuance of common stock for cash - $2.00 per share in April 2008	45,000	45	89,955				90,000
Issuance of common stock for cash - $2.00 per share on May 12, 2008, net of legal fee of $9,771	29,700	30	49,599				49,629
Amortization of deferred compensation				74,700			74,700
Net loss for the year					(199,755)		(199,755)

Balance as of June 30, 2008	1,000,600	$1,001	$376,995	$(124,500)	$(215,687)	$-	$37,809

Issuance of common shares on September 2, 2008 in connection with Yili China acquisition	925,000	925	924,075				925,000
Issuance of warrants in connection with issuance of Series A convertible preferred stock for cash on September 2, 2008			1,245,321				1,245,321
Amortization of deferred compensation				99,600			99,600
Series A preferred stock dividend on September 30, 2008					(48,333)		(48,333)
Conversion of Series A preferred stock dividend on October 1, 2008	48,151	48	48,285				48,333
Series A preferred stock dividend on December 31, 2008					(150,000)		(150,000)
Conversion of Series A preferred stock dividend on January 1, 2009	149,433	149	149,851				150,000
Exercise of warrant for 40,000 shares of common stock at exercise price of $.001 Par Value on February 9, 2009	40,000	40	360				400
Series A preferred stock dividend on March 31, 2009					(150,000)		(150,000)
Series A preferred stock beneficial conversion			1,245,036		(1,245,036)		-
Offering cost			(83,089)				(83,089)
Accrete debt discount					(444,760)		(444,760)
Conversion of Series A preferred stock dividend on April 1, 2009	149,433	150	149,850				150,000
Exercise of warrant for 60,000 shares of common stock at exercise price of $.001 Par Value on May 12, 2009	60,000	60	540				600
Series A preferred stock dividend on June 30, 2009					(150,000)		(150,000)
Foreign currency translation gain						5,401	5,401
Net loss for the year					(2,025,807)		(2,025,807)

Balance as of June 30, 2009	2,372,617	$2,373	$4,057,224	$(24,900)	$(4,429,623)	$5,401	$(389,525)

Conversion of Series A preferred stock dividend on July 1, 2009	149,433	149	149,851				150,000
Series A preferred stock dividend on September 30, 2009			(150,000)				(150,000)
Conversion of Series A preferred stock dividend on October 1, 2009	149,433	149	149,851				150,000
Series A preferred stock dividend on December 31, 2009			(150,000)				(150,000)
Amortization of deferred compensation				24,900			24,900
Series B financing cost			(9,402)				(9,402)
Accrete debt discount					(266,856)		(266,856)
Foreign currency translation gain						3,753	3,753
Net loss for the year					(965,790)		(965,790)

Balance as of December 31, 2009	2,671,483	$2,671	$4,047,524	$-	$(5,662,269)	$9,154	$(1,602,920)

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	Six Months Ended	Twelve Months Ended
	12/31/2009	6/30/2009	6/30/2008

Cash flows from operating activities:
Net loss	$(965,790)	$(2,025,807)	$(199,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	63,539	78,184	-
Stock based compensation	24,900	1,024,600	74,700
Amortization	21,019	33,388	-
Changes in operating assets and liabilities:
Notes receivable - trade	(15,119)	(15,739)	-
Accounts receivable	(74,369)	-	-
Prepaid expenses	(13,850)	(26,254)	-
Inventories	(280,749)	(421,610)	-
Accounts payable & accrued liabilities	361,406	190,380	3,001
Other current liabilities	32,579	3,968	-
Advance from customers	65,472	(121,798)	-
Taxes refundable	(345,171)	(333,582)	(2,670)

Net cash provided by (used in) operating activities	(1,126,133)	(1,614,270)	(124,724)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(356,038)	(6,520,076)	-
Construction in progress	(4,897,492)	-	-
Purchase of intangible - land use right	-	(785,677)	-
Purchase of Yili China	-	(555,096)	-
Purchase of Yili China - cash acquired	-	23,226	-

Net cash used in investing activities	(5,253,530)	(7,837,623)	-

Cash flows from financing activities:
Issuance of stocks with warrants, net of offering costs	9,990,600	9,917,909	171,429
Receipt of stock subscription receivable	-	-	500
Addition of loans	1,463,915	-	-
Due from related parties	-	590,761	-
Due to related parties	(218)	-	(3,750)

Net cash provided by financing activities	11,454,297	10,508,670	168,179

Effect of exchange rate changes on cash	(1,749)	18,305	-

Net increase in cash and cash equivalents	5,072,885	1,075,082	43,455

Cash and cash equivalents, beginning of year	1,121,162	46,080	2,625

Cash and cash equivalents, end of year	$6,194,047	$1,121,162	$46,080

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for taxes	1,020	-	2,670

Noncash investing and financing activities:

Dividends payable	-	150,000	-
Issued common stock in exchange of dividend payable	300,000	348,333	-
Conversion of Series A preferred stock dividend	298	347	-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
December 31, 2009
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

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 675,000 shares of its common stock at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey. As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with “Business Combinations” (“FASB ASC 805”). The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost. The equity of the Company is the historical equity of Paragon New Jersey retroactively restated to reflect the number of shares issued by the Company in the transaction.

Merger of C3 Capital, Limited

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili Carborundum USA, Inc. (“Yili US”), a recently formed Delaware corporation which is wholly-owned by the Company, a Delaware corporation (hereafter referred to as the “Company”, “we” or “us”, as applicable), acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited, a company incorporated in the British Virgin Islands (“C3 Capital”). C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China with the proceeds of the Private Placement (as defined below) closed on September 2, 2008. In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a corporation incorporated under the laws of the PRC on August 7, 2008 (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”). Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals, and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

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

Reincorporation

On November 2, 2009, Master Silicon Carbide Industries, Inc. (the “Registrant”), formerly a Delaware corporation, completed its reincorporation in Nevada by a merger of the Registrant with and into its wholly-owned subsidiary, Master Silicon Carbide Industries, Inc., a newly formed Nevada corporation (the “Reincorporation”). The Reincorporation effected a change in the Registrant’s legal domicile from Delaware to Nevada. The Registrant’s business, assets, liabilities, and headquarters were unchanged as a result of the Reincorporation and the directors and officers of the Registrant prior to the Reincorporation continued to serve the Registrant after the reincorporation. In addition, the Registrant’s stockholders automatically became stockholders of Master Silicon Carbide Industries, Inc. on a share-for-share basis. The Registrant’s shares will continue to be traded on the Over-the-Counter Bulletin Board under the symbol “MAST”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of the operating subsidiaries of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiaries, C3 Capital, Limited and Yili China. All inter-company balances and transactions have been eliminated.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,662,269, but future profit is anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

As of December 31, 2009, the cash balance in financial institutions in the United States was $4,363,380. Accounts at these financial institutions are insured by the Federal Deposit insurance Corporation (“FDIC”) up to $250,000. At December 31, 2009, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of December 31, 2009, the Company determined no reserves for obsolescence were necessary.

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

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets” for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2009.

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

In accordance with FASB ASC 470-20-25, “Debt-Debt with Conversion Options-Recognition”, the Company allocated the proceeds received between the preferred stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

On September 21, 2009, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund and/or its successor and assigns, an accredited investor (the “Investor”) where in consideration of $10,000,000, the Investor purchased from the Company a convertible promissory note in a principal amount of $10,000,000, (the “Note”). The Note will be due on December 31, 2009, is non interest bearing and is automatically convertible into 920,267 shares of the Series B Convertible Preferred Stock of Master Silicon Carbide Industries, Inc., a Nevada corporation (“MSCI Nevada”), within three business days after the Company merges into MSCI Nevada, completing the Company’s reincorporation from Delaware to Nevada on or around November 2, 2009 (the “Reincorporation”). Each preferred share is convertible into ten shares of common stock. On December 31, 2011, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.087 per share. Because the Company is required to redeem the preferred stock on December 31, 2011, if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of stockholders’ equity.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs related to costs of raw materials purchased is in included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

December 31, 2009
Balance sheet	RMB 6.8282 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8310 to US$1.00

June 30, 2009
Balance sheet	RMB 6.8319 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8331 to US$1.00

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

	For six months ended	For fiscal year ended
	December 31, 2009	June 30, 2009

Numerator for basic and diluted net loss per
share - Deficit from continuing operations	$-1,232,646	$-4,213,936

Denominator for basic and diluted net loss per
share - Weighted average shares of common
stock outstanding	2,595,142	1,931,584

Basic and diluted net loss per share	$-0.47	$-2.18

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for six months ended December 31, 2009 and the fiscal year ended June 30, 2009:

	For six months ended	For fiscal year ended
	December 31, 2009	June 30, 2009

Series A preferred stock	9,961,860	8,215,546
Series B preferred stock	2,966,941	-
Warrants	-	75,734
Total	12,928,801	8,291,280

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company for the six months ended December 31, 2008.

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
		(Unaudited)
Revenues	$780,764	$598,322
Cost of revenues	948,089	488,584

Gross (loss) profit	(167,325)	109,738

expenses	890,046	451,598

Total operating expenses	890,046	451,598

Loss from operations	(1,057,371)	(341,860)

Interest ( income)	(34,973)	(23,769)
Other expenses (income)	(60,744)	(60,700)

Total other (income) expense	(95,717)	(84,469)

Loss before income taxes	(961,654)	(257,391)

Income tax provision	4,136	-

Net loss	$(965,790)	$(257,391)

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

Related party payable

As of December 31, 2009, the Company owed Changchun Master Company $860,060 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

Common Stock

As of December 31, 2009, the Company had 2,671,483 shares of Common Stock issued and outstanding.

On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 925,000 shares of Common Stock as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares equal to $925,000 and these shares were treated as the stock compensation cost after acquisition of Yili China.

On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Split”). Immediately after the Reverse Split, there were approximately a total of 1,925,600 shares of Common Stock outstanding. Such Reverse Split, however, does not reduce the number of shares of Common Stock that the Company was authorized to issue. All references to Common Stock in these financial statements are to post-Reverse Split shares.

On February 10, 2009, the Company issued an aggregate of 40,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc. as a result of the exercise of warrants for 40,000 shares of Common Stock at an exercise price of $.001.

On May 12, 2009, the Company issued an aggregate of 60,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc as a result of the exercise of warrants for 60,000 shares of Common Stock at an exercise price of $.001.

From September 2, 2008 through December 31, 2009, an aggregate of 645,883 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends.

Dividend

During the last six months of 2009, the Company accrued $300,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During the last six months of 2009, the Company issued 298,866 shares of common stock, or $300,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of December 31, 2009, dividend payable remains $150,000 unpaid.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

 As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through December 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - ACQUISITION

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on such date, Yili US acquired from Mr. Tie Li, for a cash purchase price of $10,000, all of the outstanding capital stock of C3 Capital, Limited (“C3 Capital”). C3 Capital in turn has an agreement to purchase all of the equity interests of Yili Master Carborundum Production Co., Ltd., a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China (the “PRC”) (“Yili China”), pursuant to which the Company paid $555,096 in cash for the acquisition of the equity interests of Yili China. The acquisition of Yili China was accounted for using the purchase method of accounting in accordance with FASB ASC 805 “Business Combinations” by allocating the purchase price over the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition. The purchase price has been allocated to the assets and liabilities as follows:

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

NOTE 4 – INVENTORIES

Inventories at December 31, 2009 and June 30, 2009 consisted of the following:

	31-Dec-09	30-Jun-09

Raw materials	$471,690	$58,583

Finished goods	462,314	537,031

Work in progress	67,281	124,416

Total	$1,001,285	$720,030

NOTE 5 – DEPOSITS – FIXED ASSETS

Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at December 31, 2009 and June 30, 2009 consisted of the following:

	31-Dec-09	30-Jun-09

Deposit for buildings	$1,469,348	$1,885,713

Deposit for equipment	2,390,018	1,678,765

Total	$3,859,366	$3,564,478

NOTE 6 – INTANGIBLE ASSETS

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

Intangible assets at December 31, 2009 and June 30, 2009 consisted of the following:

	31-Dec-09	30-Jun-09

Land use right	$790,934	$790,934

Production license	688,214	688,214

Software	3,041	3,041

Less: accumulated amortization	(54,111)	(33,494)

Total	$1,428,078	$1,448,695

Amortization expense for the six months ended December 31, 2009 was $21,019.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and June 30, 2009 consisted of the following:

	31-Dec-09	30-Jun-09

Buildings	$243,972	$243,455

Machinery and equipment	614,565	604,154

Motor vehicles	236,933	202,210

Office equipment	45,691	27,532

Less: accumulated depreciation	(141,792)	(78,184)

Property and equipment, net	$999,369	$999,167

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the six months ended December 31, 2009 was $63,539, of which $14,888 was included in G&A expense and $48,651 was included in cost of revenue.

NOTE 8 – CONSTRUCTION IN PROGRESS

Construction in progress consists of capitalized costs associated with the construction of production lines that are not yet in service and therefore not yet being depreciated. All facilities purchased for installation, self-made or subcontracted, are accounted for under construction-in-progress. Construction-in-progress is recorded at acquisition cost, including cost of facilities, installation expenses and the interest capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

	31-Dec-09	30-Jun-09

Buildings	$1,235,278	$-

Construction in progress	3,020,106	1,979,771

Equipment	2,586,123	30,268

Capitalized interest	17,730	-

Others	696,224	644,483

Total	$7,555,461	$2,654,522

Capitalized interest for the six months ended December 31, 2009 was $17,730.

NOTE 9 – LONG TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long term loan with principal of $1,464,515 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. This loan is secured by the building, machinery and equipment of Yili China. The principal amount will be due at maturity date.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2010	2011	2012

Yili branch, Bank of China	6.48%	22-Oct-12	1,464,515	94,901	94,901	79,084
			$1,464,515	$94,901	$94,901	$79,084

NOTE 10 – CUSTOMER CONCENTRATIONS

Customers, those with sale-percentages over 6%, have been listed as follows:

Six Months Ended
December 31, 2009

Urumqi Tianlide Limited	27.4%

Shangyu Dongshun grinding Limited	17.1%

Shangyu Zili new materials Limited	9.5%

Zhoucun Shuanglong grinding Limited	8.1%

Zaozhuang Longda grinding Limited	6.0%

NOTE 11 - FOREIGN OPERATIONS

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

NOTE 12 – SUBSEQUENT EVENT

On January 1, 2010, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends.

On January 4, 2010, Yili China borrowed a three-year long term-loan with principal of $2,929,030 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. This loan is secured by the building, machinery and equipment of Yili China.

On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor”) to extend a loan of One Million U.S. Dollars (US$1,000,000) to Debtor to fund working capital needs. The interest rate of this loan is six percent (6%) per annum. Debtor promises to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010.

The Company has evaluated subsequent events from the balance sheet date through when the report is issued.