Form 10-Q
period 2010-03-31
Master Silicon Carbide Industries, Inc.
filed 2010-05-17
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

(860) 435-7000
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2010, the registrant had: (i) 2,970,349 shares of Common Stock, par value $.001 per share (“Common Stock”), issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share (“Series A Stock”), issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share (“Series B Stock”), issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets
	As of March 31, 2010 (Unaudited) and December 31, 2009	F-2

	Consolidated Statements of Operations and Comprehensive Loss for
	the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-3

	Consolidated Statements of Cash Flows
	for the three Months Ended March 31, 2010 and 2009 (Unaudited)	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures.	12

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4.	Removed and Reserved	13

Item 6.	Exhibits	13

Signatures		14

Exhibits/Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

March 31, 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-15

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	March 31,	December 31,
	2010	2009
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$6,588,523	$6,194,047
Notes receivable	73,991	30,875
Accounts receivable, net	44,276	74,400
Tax refundable	644,832	617,380
Inventories	1,014,131	1,001,285
Prepaid expenses	35,320	62,723

Total current assets	8,401,073	7,980,710

Deposits-fixed assets	3,022,248	3,859,366
Other receivables	49,598	28,530
Amount due from related parties	1,000,000	-
Property, plant and equipment, net	989,665	999,369
Construction in progress	9,408,215	7,555,461
Intangible assets, net	1,417,924	1,428,078

Total assets	$24,288,723	$21,851,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,260,916	$1,257,657
Advance from customers	43,403	113,189
Other payables	151,791	142,718
Amount due to related parties	860,300	860,060
Dividends accrued	150,000	150,000

Total current liabilities	2,466,410	2,523,624

Long-term loans	4,394,767	1,464,515

Total liabilities	6,861,177	3,988,139

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) net of discount of $400,277 at March 31, 2010, liquidation preference of $10.038
per share and accrued dividends	9,599,723	9,466,295

Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,820,916 and 2,671,483 shares issued and outstanding, respectively	2,821	2,671
Additional paid-in capital	4,197,376	4,047,524
Retained (deficit)	(6,385,120)	(5,662,269)
Accumulated other comprehensive income	12,746	9,154

Total stockholders’ equity (deficit)	(2,172,177)	(1,602,920)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$24,288,723	$21,851,514

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In US Dollars)

	Three Months Ended
	3/31/2010	3/31/2009

Revenues:
Revenues	$828,497	$487,631
Cost of revenues	854,307	422,534

Gross profit (loss)	(25,810)	65,097

General and administrative expenses	441,652	384,485

Total operating expenses	441,652	384,485

Loss from operations	(467,462)	(319,388)

Interest income	27,121	23,958
Other income (expenses)	2,921	(52,076)

Total other income (expenses)	30,042	(28,118)

Loss before income taxes	(437,420)	(347,506)

Income tax provision	2,003	35,383

Net loss	$(439,423)	$(382,889)

Dividends and accretion on redeemable preferred stock	$283,428	$283,428

Net loss attributable to common stockholders	$(722,851)	$(666,317)

Comprehensive loss:

Net loss	$(439,423)	$(382,889)

Foreign currency translation adjustment	3,592	(15,695)

Comprehensive loss	$(435,831)	$(398,584)

Basic and diluted net loss per share	$(0.26)	$(0.31)

Weighted average common shares outstanding - basic and diluted	2,819,256	2,143,749

See accompanying notes to consolidated financial statements

	Three Months Ended
	3/31/2010	3/31/2009

Cash flows from operating activities:
Net loss	$(439,423)	$(382,889)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	30,846	26,328
Stock based compensation	-	24,900
Amortization	10,370	20,181
Changes in operating assets and liabilities:
Notes receivable - trade	(43,105)	(51,771)
Accounts receivable	30,143	57,067
Other receivables	(21,058)	(32,740)
Prepaid expenses	27,415	(54,317)
Inventories	(12,566)	(121,808)
Accounts payable and accrued liabilities	10,243	(270,697)
Other current liabilities	1,668	2,130
Advance from customers	(69,812)	(557,659)
Taxes refundable	(27,246)	(29,195)

Net cash provided by (used in) operating activities	(502,525)	(1,370,470)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(1,033,235)	(2,348,312)
Due from related parties	(1,000,000)	-

Net cash used in investing activities	(2,033,235)	(2,348,312)

Cash flows from financing activities:
Proceeds from loans	2,929,587	-
Due to related parties	-	867,320

Net cash provided by financing activities	2,929,587	867,320

Effect of exchange rate changes on cash	649	(6,621)

Net increase (decrease) in cash and cash equivalents	394,476	(2,858,083)

Cash and cash equivalents, beginning of year	6,194,047	6,817,950

Cash and cash equivalents, end of year	$6,588,523	$3,959,867

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	2,003	-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	150,000	-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
March 31, 2010
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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,385,120, but future profit is anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of March 31, 2010, the cash balance in financial institutions in the United States was $3,916,115. Accounts at these financial institutions are insured by the Federal Deposit insurance Corporation (“FDIC”) up to $250,000. At March 31, 2010, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of March 31, 2010, the Company determined reserves for obsolescence were immaterial.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets’ estimated useful lives ranging from five (5) years to twenty (20) years:

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010.

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

On September 21, 2009, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund and/or its successor and assigns, an accredited investor (the “Investor”) where in consideration of $10,000,000, the Investor purchased from the Company a convertible promissory note in a principal amount of $10,000,000, (the “Note”). The Note was due on December 31, 2009, and was automatically convertible into 920,267 shares of the Series B Convertible Preferred Stock of Master Silicon Carbide Industries, Inc., a Nevada corporation (“MSCI Nevada”), within three business days after the Company merged into MSCI Nevada, completing the Company’s reincorporation from Delaware to Nevada on or around November 2, 2009 (the “Reincorporation”). Each preferred share is convertible into ten shares of common stock. On December 31, 2011, the Company is required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.087 per share. Because the Company is required to redeem the preferred stock on December 31, 2011, if it has not been previously converted by the holders, in accordance with EITF Topic D-98, the preferred stock is classified outside of stockholders’ equity.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs related to costs of raw materials purchased is included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

March 31, 2010
Balance sheet	RMB 6.8263 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8269 to US$1.00

December 31, 2009
Balance sheet	RMB 6.8282 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8310 to US$1.00

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

	For three months ended March 31, 2010	For three months ended March 31, 2009
Numerator for basic and diluted net loss per share - Deficit from continuing operations	$-722,851	$-666,317

Denominator for basic and diluted net loss per share - Weighted average shares of common stock outstanding	2,819,256	2,143,749

Basic and diluted net loss per share	$-0.26	$-0.31

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for three months ended March 31, 2010 and March 31, 2009:

	For three months ended March 31, 2010	For three months ended March 31, 2009
Series A preferred stock	9,961,860	9,961,860

Series B preferred stock	9,202,670	-

Warrants	-	77,001

Total	19,164,530	10,038,861

Common Stock

As of March 31, 2010, the Company had 2,820,916 shares of Common Stock issued and outstanding.

                 On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 925,000 shares of Common Stock as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares was equal to $925,000 and these shares were treated as the stock compensation cost after acquisition of Yili China.

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

From September 2, 2008 through March 31, 2010, an aggregate of 795,316 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

Dividend

During the first quarter of 2010, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During the first quarter of 2010, the Company issued 149,433 shares of common stock, or $150,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of March 31, 2010, dividend payable remains $150,000 unpaid.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

                As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through March 31, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	31-Mar-10	31-Dec-09
Raw materials	$382,360	$471,690

Finished goods	512,684	462,314

Work in progress	119,087	67,281

Total	$1,014,131	$1,001,285

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor”) to extend a loan of One Million U.S. Dollars (US$1,000,000) to Debtor to fund working capital needs. The actual controlling shareholder of Creditor and Debtor is the same one. The interest rate of this loan is six percent (6%) per annum. Debtor promises to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010. Debtor delivered a promissory note of US$1,000,000 to Creditor.

As of March 31, 2010, the Company owed Changchun Master Company $860,300 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 5 – DEPOSITS – FIXED ASSETS

                  Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at March 31, 2010 and December 31, 2009 consisted of the following:

	31-Mar-10	31-Dec-09
Deposit for buildings	$662,658	$1,469,348

Deposit for equipment	2,359,590	2,390,018

Total	$3,022,248	$3,859,366

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

Intangible assets at March 31, 2010 and December 31, 2009 consisted of the following:

	31-Mar-10	31-Dec-09
Land use right	$791,582	$790,934

Production license	688,104	688,214

Software	3,043	3,041

Less: accumulated amortization	(64,805)	(54,111)

Total	$1,417,924	$1,428,078

Amortization expense for the three months ended March 31, 2010 was $10,370.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	31-Mar-10	31-Dec-09
Buildings	$244,040	$243,972

Machinery and equipment	616,667	614,565

Motor vehicles	236,999	236,933

Office equipment	64,639	45,691

Less: accumulated depreciation	(172,680)	(141,792)

Property and equipment, net	$989,665	$999,369

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended March 31, 2010 was $30,846, of which $8,052 was included in G&A expense and $22,794 was included in cost of revenue.

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

	31-Mar-10	31-Dec-09
Buildings	$2,601,010	$1,235,278

Construction in progress	3,115,953	3,020,106

Equipment	2,837,866	2,586,123

Capitalized interest	110,089	17,730

Others	743,297	696,224

Total	9,408,215	$7,555,461

Capitalized interest for the three months ended March 31, 2010 was $92,359.

NOTE 9 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,464,515 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $2,930,252 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by the building, machinery and equipment of Yili China. The principal amount will be due at maturity date.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2010	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,464,515	$94,901	$94,901	$79,084	$-

Yili branch, Bank of China	6.48%	3-Jan-13	2,930,252	187,799	189,880	189,880	2,081

			$4,394,767	$282,700	$284,781	$268,964	$2,081

NOTE 10 - FOREIGN OPERATIONS

Substantially all of the Company’s operations are carried out and substantially most of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

NOTE 11 – SUBSEQUENT EVENT

On April 1, 2010, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

On April 14, 2010, the Company extended a loan (the “Second Loan”) of $1,172,500 to China Silicon Corporation, to which it had previously extended a loan of $1,000,000 on February 10, 2010. The actual controlling shareholder of the Company and China Silicon Corporation is the same one. The Second Loan was interest free and was repaid on April 21, 2010.

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

The Company’s present SiC production capacity is 20,000 tons per annum. It is anticipated that our production capacity can reach 28,500 tons per year by the end of July 2010, when the construction of the third 8,500-ton production line in Yili Hasake Autonomous State of Xinjiang Autonomous Region of China is finished.

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

Recent Developments

The Company received a loan of RMB 20,000,000 from Bank of China on January 4, 2010. This bank loan by Bank of China is for a term of three years with a yearly interest rate of 6.48%, and Bank of China has security interest on certain property, facilities and equipment of Yili China.

On February 10, 2010, our Board of Directors approved to change the Company’s fiscal year end from June 30 to December 31 of each year. On March 31, 2010, the Company filed with the Securities and Exchange Commission the transition report on Form 10-K, covering the transition period from July 1, 2009 through December 31, 2009.

On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to fund CSC’s working capital needs (the “First Loan”). The interest rate of this loan is six percent (6%) per annum. CSC agrees to pay to the Company the principal sum of One Million U.S. Dollars on December 31, 2010. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to CSC. The Second Loan was made in support of a potential acquisition of CSC and to support its working capital position.  The Second Loan was interest free and was repaid on April 21, 2010. Such two loans are related party transactions since the Company and CSC share a majority shareholder, certain officers and directors.

Results of Operations for the Three Months ended March 31, 2010 and 2009

The following tables and analysis show the operating results of the Company for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage change
Revenues	$828,497	$487,631	70%

Cost of revenues	854,307	422,534	102%

Gross (loss) profit	(25,810)	65,097	-140%

General and administrative expenses	441,652	384,485	15%

Total operating expenses	441,652	384,485	15%

Loss from operations	(467,462)	(319,388)	46%

Interest (income)	(27,121)	(23,958)	13%

Other expenses (income)	(2,921)	52,076	-105.6%

Total other (income) expense	(30,042)	28,118	-207%

Loss before income taxes	(437,420)	(347,506)	26%

Income tax provision	2,003	35,383.00	-94%

Net loss	$(439,423)	$(382,889)	15%

Net Revenues

We generated sales revenues of $828,497 for the three months ended March 31, 2010, compared to $487,631 for the same period in 2009, representing an increase of $340,866, or 70%. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage change
Green silicon:
Selling volume (ton)	716	449	59%
Average price in US dollars	1,042.31	997.28	5%
Subtotal	746,291	447,779	67%

Black silicon:
Selling volume (ton)	120	102	18%
Average price in US dollars	685.05	390.71	75%
Subtotal	82,206	39,852	106%

Total	828,497	487,631	70%

During the first quarter of 2010, the main reason for the 70% increase in our sales revenue is that our first new 8,500-ton production line was in trial production and began to produce green SiC. However, the trial production will not be finished until May 2010.

During the first quarter of 2010, the first new 8,500-ton production line was in trial production and the second 8,500-ton production line was not yet in trial production as the raw material feeding system was not yet completed. In this trial production period, for the first new line, the output of green SiC was relatively low for the following reasons: (i) it usually takes three to four months for a new production line to reach full manufacturing capacity, and (ii) we had a minor problem with the furnace and crane that caused us to stop production for 2 weeks. The Company has already fixed these problems. The output of the first new 8,500-ton production line was 652 tons of green SiC in the first quarter of 2010.

Compared to the same period last year, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market price of green SiC and black SiC increased by 5% and 75% respectively, compared to the three months ended March 31, 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended March 31, 2010 was $854,307, compared to the same period last year,  an increase of $431,773 or nearly 102%.

The increase of cost of goods sold was due to the following two reasons. First, our total revenue increased nearly 70%, the cost of goods sold increased accordingly. Second, during the trial production period, the output was low, yet the quantity of the consumed raw materials was large and the fixed cost of production was relatively high. The production cost during first quarter increased nearly 30%, compared with the same period last year. Also, during the first quarter of 2010, the price of petrol coke, one of our main raw materials, increased nearly 50%; therefore it increased the unit production cost of our products.

Gross Loss

During the first quarter of 2010, we had a gross loss of $25,810. In the same period last year, our gross profit margin was approximately 13%. The decrease of our profit is due to the following two reasons: (1) during the trial production period, the output of green SiC was not high enough to offset the substantial increase of the fixed costs and, (2) during the first quarter, the price of petrol coke increased nearly 50%; therefore it increased the unit production cost of our products. Management believes that after our two new production lines are in full capacity at the end of May 2010, our gross profit margin may reach approximately 15%.

General and Administrative Expenses

Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses, and legal and professional expenses. General and administrative expenses were $441,652 for the three months ended March 31, 2010, as compared to $384,485 for the three months ended March 31, 2009, an increase of $57,167. This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fee and professional fee due to Yili China‘s expanding production and sales.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage change
G&A expenses
Stock-based compensation	$-	$24,900	-100%

Shipping and outbound freight fee	52,884	39,942	32%

Professional fees	46,292	31,606	46%

Travel expenses	6,742	22,910	-71%

Products tax and related taxes	1,435	844	70%

Welfare and benefits	138,854	107,126	30%

Social insurance	13,193	1,479	792%

Depreciation expenses	8,052	3,870	108%

Amortization expenses	3,917	3,753	4%

Entertainment	49,981	10,025	399%

Motor car expenses	13,179	9,424	40%

Office expenses	65,332	62,546	4%

Others	41,791	66,060	-37%

Total	$441,652	$384,485	15%

Operating Loss

Our operating loss was $467,462 for the three months ended March 31, 2010, as compared to a loss of $319,388 for the comparable period of 2009, an increase of $148,074. Our operating loss was mainly attributable to the relatively high amount of production cost of green SiC and general and administrative expenses for the three months ended March 31, 2010.

Income Taxes

Our business operations are solely conducted by our subsidiaries incorporated in the PRC and we were governed by the PRC Enterprise Income Tax Laws.  PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 25% and value added tax at the rate of 17% for most of the goods sold.

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first quarter of 2010. Income tax provision of $2,003 for the three months ended March 31, 2010 was income tax in the US.

Net Loss

Net loss for the three months ended March 31, 2010 was $439,423, compared to a loss of $382,889 for the three months ended March 31, 2009. Such increase of net loss by $56,534 was a result of the increased total expenses and cost for the three months ended March 31, 2010 exceeding the increased revenues generated by the Company. Since the first new 8,500-ton production line was in trial production and the price of raw materials increased, the production cost of green SiC was higher than the same period last year. Therefore, the cost of goods sold was higher than the sales revenues. Also, due to our expanded production and sales, the general and administrative expenses have also increased. All these reasons contributed to a higher net loss compared to the same period last year.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $6,588,523. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percentage change
Net cash provided by (used in) operating activities	$(502,525)	$(1,370,470)	-63%

Net cash used in investing activities	(2,033,235)	(2,348,312)	-13%

Net cash provided by (used in) financing activities	2,929,587	867,320	238%

Effect of exchange rate changes on cash	649	(6,621)	-110%

Net increase (decrease) in cash and cash equivalents	394,476	(2,858,083)	-114%

Cash and cash equivalents, beginning of period	6,194,047	6,817,950	-9%

Cash and cash equivalents, end of period	$6,588,523	$3,959,867	66%

Operating Activities

Net cash used in operating activities was $502,525 for the three months ended March 31, 2010, compared to an amount of $1,370,470 net cash that was used in operating activities for the three months ended March 31, 2009. The decrease of net cash used in operating activities was mainly due to the reason that the Company paid less cash to purchase raw materials than the same period last year. In addition, advances from customers decreased substantially in the three months ended March 31, 2010.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $2,033,235, compared to an amount of $2,348,312 net cash that was used in investing activities for the three months ended March 31, 2009. The cash was partly used for the construction of new production lines including construction costs and new equipment. Furthermore, during the three months ended March 31, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation, as discussed in the “Related Party Transaction” below.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 totaled $2,929,587, as compared to $867,320 provided by financing activities for the corresponding period ended March 31, 2009. The increased $2,062,267 of the cash provided by financing activities was mainly attributable to a bank loan of $2,929,587 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of March 31, 2010 and December 31, 2009:

	31-Mar-10	31-Dec-09
Raw materials	382,360	471,690

Finished goods	512,684	462,314

Work in progress	119,087	67,281

Total	1,014,131	1,001,285

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. The amount on March 31, 2010 was very similar to the amount on December 31, 2009.

Property and Equipment

The following is a summary of property and equipment at March 31, 2010 and December 31, 2009:

	31-Mar-10	31-Dec-09
Buildings	244,040	243,972

Machinery and equipment	616,667	614,565

Motor vehicles	236,999	236,933

Office equipment	64,639	45,691

Less: accumulated depreciation	(172,680)	(141,792)

Property and equipment, net	989,665	999,369

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

Accounts Payable

Accounts payable amounted to $1,260,916 and $1,257,657 as of March 31, 2010 and December 31, 2009, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $3,259 in accounts payable was mainly due to our increased purchase of raw materials. Our biggest supplier is Yihe Power Center, the payables to which account for more than 30% of the total amount of accounts payable as of March 31, 2010.

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

Bad Debts

The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit only to its relatively large customers with a good credit history.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each period-end.  Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past, we elected not to provide for any bad debt allowance and consider all accounts receivable collectable.

Recent Accounting Pronouncements

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Related Party Transactions

  On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to fund CSC’s working capital needs (the “First Loan”). The interest rate of this loan is six percent (6%) per annum. CSC agrees to pay to the Company the principal sum of One Million U.S. Dollars on December 31, 2010. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to CSC. The Second Loan was made in support of a potential acquisition of CSC and to support its working capital position.  The Second Loan was interest free and was repaid on April 21, 2010. Such two loans are related party transactions since the Company and CSC share a majority shareholder, certain officers and directors.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, and Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as of March 31, 2010 as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of March 31, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, the Company has issued to the holders of Series A Convertible Preferred Stock of the Company (“Series A Stock”) an aggregate of 149,433 shares of Common Stock as dividend shares of the Series A Stock. An additional 149,433 shares were issued as dividend shares of the Series A Stock on April 1, 2010.

Such issuance of the Company’s securities was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D, and Regulation S promulgated thereunder.

Item 4. Removed and Reserved

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: May 17, 2010	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2010	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)