Form 10-Q
period 2010-06-30
Master Silicon Carbide Industries, Inc.
filed 2010-08-12
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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
(Registrant's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2010, the registrant had: (i) 3,119,782 shares of Common Stock, par value $.001 per share (“Common Stock”), issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share (“Series A Stock”), issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share (“Series B Stock”), issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets As of June 30, 2010 (Unaudited) and December 31, 2009	F-2

	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures.	14

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 4.	Removed and Reserved	15

Item 6.	Exhibits	16

Signatures		17

Exhibits/Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

June 30, 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-15

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,055,741	$6,194,047
Notes receivable	15,115	30,875
Accounts receivable, net	42,712	74,400
Tax refundable	560,332	617,380
Inventories	2,376,372	1,001,285
Prepaid expenses	27,466	62,723

Total current assets	7,077,738	7,980,710

Deposits-fixed assets	3,019,605	3,859,366
Other receivables	53,022	28,530
Amount due from related party	1,000,000	-
Property, plant and equipment, net	1,047,476	999,369
Construction in progress	11,310,925	7,555,461
Intangible assets, net	1,411,791	1,428,078

Total assets	$24,920,557	$21,851,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,553,038	$1,257,657
Advance from customers	278,682	113,189
Other payables	174,095	142,718
Amount due to related parties	858,122	860,060
Dividends accrued	150,000	150,000

Total current liabilities	3,013,937	2,523,624

Long-term loans	4,417,677	1,464,515

Total liabilities	7,431,614	3,988,139

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) net of discount of $266,849 at June 30, 2010, liquidation preference of $10.038 per share and accrued dividends	9,733,151	9,466,295

Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued) liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 2,970,349 and 2,671,483 shares issued and outstanding, respectively	2,970	2,671
Additional paid-in capital	4,347,227	4,047,524
Retained (deficit)	(6,674,182)	(5,662,269)
Accumulated other comprehensive income	79,777	9,154

Total stockholders’ equity (deficit)	(2,244,208)	(1,602,920)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$24,920,557	$21,851,514

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS) (UNAUDITED)
(In US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Revenues:
Revenues	$2,411,868	$507,164	$3,240,365	$994,795
Cost of revenues	1,862,207	471,213	2,716,514	893,747

Gross profit	549,661	35,951	523,851	101,048

General and administrative expenses	590,494	371,713	1,032,146	756,198

Total operating expenses	590,494	371,713	1,032,146	756,198

Loss from operations	(40,833)	(335,762)	(508,295)	(655,150)

Interest income	11,433	5,120	38,554	29,078
Other income (expenses)	23,766	(8,178)	26,687	(60,254)

Total other income (loss)	35,199	(3,058)	65,241	(31,176)

Loss before income taxes	(5,634)	(338,820)	(443,054)	(686,326)

Income tax provision	-	557	2,003	35,940

Net Loss	$(5,634)	$(339,377)	$(445,057)	$(722,266)

Accretion on redeemable preferred stock	$133,428	$133,428	$266,856	$266,856

Dividends on preferred stock	150,000	150,000	300,000	300,000

Net loss attributable to common stockholders	$(289,062)	$(622,805)	$(1,011,913)	$(1,289,122)

Comprehensive profit (loss):

Net Loss	$(5,634)	$(339,377)	$(445,057)	$(722,266)

Foreign currency translation adjustment	67,031	4,575	70,623	(4,575)

Comprehensive profit (loss)	$61,397	$(334,802)	$(374,434)	$(726,841)

Basic and diluted net loss per share	$(0.10)	$(0.27)	$(0.35)	$(0.57)

Weighted average common shares outstanding - basic and diluted	2,968,707	2,343,283	2,894,394	2,244,065

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In US Dollars)

	Six Months Ended
	6/30/2010	6/30/2009

Cash flows from operating activities:
Net loss	$(445,057)	$(722,266)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	63,805	52,932
Stock based compensation	-	49,800
Amortization	20,501	30,742
Changes in operating assets and liabilities:
Notes receivable - trade	15,773	(67,510)
Accounts receivable	31,935	55,744
Other receivables	(24,213)	69,865
Prepaid expenses	35,319	(80,571)
Inventories	(1,362,705)	18,812
Accounts payable and accrued liabilities	294,362	(129,610)
Other current liabilities	20,579	20,226
Advance from customers	164,042	(783,213)
Taxes refundable	62,662	(273,990)

Net cash provided by (used in) operating activities	(1,122,997)	(1,759,039)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(2,944,875)	(4,800,596)
Advances to related parties receivable	(2,172,500)	-
Proceeds from related parties receivables	1,172,500	859,428

Net cash used in investing activities	(3,944,875)	(3,941,168)

Cash flows from financing activities:
Proceeds from loans	2,930,317	-
Due to related parties	(6,628)	-

Net cash provided by (used in) financing activities	2,923,689	-

Effect of exchange rate changes on cash	5,878	3,419

Net decrease in cash and cash equivalents	(2,138,305)	(5,696,788)

Cash and cash equivalents, beginning of year	6,194,046	6,817,950

Cash and cash equivalents, end of year	$4,055,741	$1,121,162

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	2,003	-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	300,000	300,000

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
June 30, 2010
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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,674,182, but future profit is anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of June 30, 2010, the cash balance in financial institutions in the United States was $3,047,384. Accounts at these financial institutions are insured by the Federal Deposit insurance Corporation (“FDIC”) up to $250,000. At June 30, 2010, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of June 30, 2010, the Company determined reserves for obsolescence were immaterial.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010.

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

June 30, 2010
Balance sheet	RMB 6.7909 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8252 to US$1.00

December 31, 2009
Balance sheet	RMB 6.8282 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8310 to US$1.00

Comprehensive income (loss)

The Company has adopted FASB ASC 220 “Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Statements of Operations and Comprehensive Profit (Loss) and Stockholders’ Equity.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260 “Earnings per Share”. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

	For three months	For three months	For six months	For six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30, 2009
	2010	2009	2010

Numerator for basic and diluted net loss per share - Deficit from continuing operations	$-289,062	$-622,805	$-1,011,913	$-1,289,122
Denominator for basic and diluted net loss per share - Weighted average shares of common stock outstanding	2,968,707	2,343,283	2,894,394	2,244,065
Basic and diluted net loss per share	$-0.10	$-0.27	$-0.35	$-0.57

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009:

	For three months	For three months	For six months	For six months ended
	ended June 30, 2010	ended June 30, 2009	ended June 30,	June 30, 2009
			2010
Series A preferred stock	9,961,860	9,961,860	9,961,860	9,961,860
Series B preferred stock	9,202,670	-	9,202,670	-
Warrants	-	27,414	-	52,074
Total	19,164,530	9,989,274	19,164,530	10,013,934

Common Stock

As of June 30, 2010, the Company had 2,970,349 shares of Common Stock issued and outstanding.

                   On September 2, 2008, the Company issued to Mr. Zhigang Gao an aggregate of 925,000 shares of Common Stock as an inducement for Mr. Gao’s entry into an employment agreement with either the Company or Yili China, as the case may be, to serve as an executive officer of Yili China. The fair value of these common shares was equal to $925,000 and these shares were treated as stock compensation cost after acquisition of Yili China.

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

On February 9, 2009, the Company issued an aggregate of 40,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc. as a result of the exercise of warrants for 40,000 shares of Common Stock at an exercise price of $.001.

On May 12, 2009, the Company issued an aggregate of 60,000 shares of Common Stock to a designee of Columbia China Capital Group, Inc. as a result of the exercise of warrants for 60,000 shares of Common Stock at an exercise price of $.001.

From September 2, 2008 through June 30, 2010, an aggregate of 944,749 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

Dividend

During the second quarter of 2010, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During the first quarter of 2010, the Company issued 149,433 shares of common stock, or $150,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of June 30, 2010, dividend payable remains $150,000 unpaid.

Recently issued accounting pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through June 30, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	30-Jun-10	31-Dec-09

Raw materials	$619,007	$471,690

Finished goods	1,497,498	462,314

Work in progress	259,867	67,281

Total	$2,376,372	$1,001,285

NOTE 4 – RELATED PARTY

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

On April 14, 2010, the Creditor extended a second loan (the “Second Loan”) of One Million One Hundred Seventy Two Thousand Five Hundred Dollar ($1,172,500) to the Debtor to fund its working capital. The Second Loan was interest free and was repaid on April 21, 2010.

As of June 30, 2010, the Company owed Changchun Master Company $858,122 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 5 – DEPOSITS – FIXED ASSETS

Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at June 30, 2010 and December 31, 2009 consisted of the following:

	30-Jun-10	31-Dec-09

Deposit for buildings	$479,101	$1,469,348

Deposit for equipment	2,540,504	2,390,018

Total	$3,019,605	$3,859,366

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

Intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	30-Jun-10	31-Dec-09

Land use right	$795,708	$790,934

Production license	691,691	688,214

Software	3,059	3,041

Less: accumulated amortization	(78,667)	(54,111)

Total	$1,411,791	$1,428,078

Amortization expense for the three months ended June 30, 2010 was $10,131.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	30-Jun-10	31-Dec-09

Buildings	$245,313	$243,972

Machinery and equipment	639,365	614,565

Motor vehicles	288,586	236,933

Office equipment	80,910	45,691

Less: accumulated depreciation	(206,698)	(141,792)

Property and equipment, net	$1,047,476	$999,369

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended June 30, 2010 was $32,959, of which $16,477 was included in G&A expense and $16,482 was included in cost of revenue. Depreciation expense for the six months ended June 30, 2010 was $63,805, of which $24,529 was included in G&A expense and $39,276 was included in cost of revenue.

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

	30-Jun-10	31-Dec-09

Buildings	$3,708,262	$1,235,278

Construction in progress	3,450,349	3,020,106

Equipment	2,995,914	2,586,123

Capitalized interest	171,627	17,730

Others	984,773	696,224

Total	$11,310,925	$7,555,461

Capitalized interest for the three months ended June 30, 2010 was $60,658.  Capitalized interest for the six months ended June 30, 2010 was $153,017.

NOTE 9 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,472,559 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $2,945,118 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by the building, machinery and equipment of Yili China. The principal amount will be due at maturity date.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2010	2011	2012	2013

Yili branch, Bank of China	6.48%	22-Oct-12	$1,472,559	$95,422	$95,422	$77,663	$-

Yili branch, Bank of China	6.48%	3-Jan-13	2,945,118	189,254	190,844	190,844	1,590
			$4,417,677	$284,676	$286,266	$268,507	$1,590

NOTE 10 – INCOME TAXES

USA

The Company and its subsidiaries and branch divisions are subject to income taxes on an entity basis on income arising in, or derived, from the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2010 and December 31, 2009. However, the Company has to pay corporate tax due to the rules of certain states.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. The current year tax provision was $2,003 and $35,940 for the six months ended June 30, 2010 and 2009, respectively.

	For three months	For three months	For six months	For six months
	ended June 30, 2010	ended June 30, 2009	ended June 30, 2010	ended June 30, 2009
Income Tax Expenses:
Current tax	-	-	2,003	35,940
Total	-	-	2,003	35,940

Current tax of $2,003 for the six months ended June 30, 2010 was corporate tax paid to Connecticut as a foreign corporation of Connecticut due to office/payroll purposes.

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

NOTE 12 – SUBSEQUENT EVENT

 On July 1, 2010, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

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

The Company’s present SiC production capacity is 20,000 tons per annum. It is anticipated that our production capacity can reach 28,500 tons per year by the end of August 2010, when the construction of the third 8,500-ton production line in Yili Hasake Autonomous State of Xinjiang Autonomous Region of China is finished. The planned completion of the construction of the third production line was delayed due to the severe weather condition of heavy rains in China during June and July, 2010.

The Company has developed several proprietary techniques utilized during the smelting process of the SiC. The carbon monoxide gas recovery technology, among other technologies that were developed by the Company, can collect the waste carbon monoxide gas that is created during the smelting process and reuse it to produce heat which reduces energy costs. The Company plans to patent this technique in the future.

The Company is planning a 34,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental approvals. The Company selected the site at Aletai for the project because of its proximity to sources of electricity, petroleum and quartz.

Recent Developments

On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to fund CSC’s working capital needs (the “First Loan”). The interest rate of this loan is six percent (6%) per annum. CSC agrees to pay to the Company the principal sum of One Million U.S. Dollars on December 31, 2010. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to CSC. The Second Loan was made to fund CSC’s working capital. The Second Loan is interest free and was repaid on April 21, 2010. Such two loans are related party transactions since the Company and CSC share a majority shareholder, certain officers and directors.

Results of Operations for the Six Months ended June 30, 2010 and 2009

The following tables and analysis show the operating results of the Company for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage change

Revenues	$3,240,365	$994,795	226%

Cost of revenues	2,716,514	893,747	204%

Gross (loss) profit	523,851	101,048	418%

General and administrative expenses	1,032,146	756,198	36%

Total operating expenses	1,032,146	756,198	36%

Loss from operations	(508,295)	(655,150)	-22%

Interest income	38,554	29,078	33%
Other income (expense)	26,687	(60,254)	144%

Total other income (loss)	65,241	(31,176)	309%

Loss before income taxes	(443,054)	(686,326)	-35%

Income tax provision	2,003	35,940	-94%

Net loss	$(445,057)	$(722,266)	-38%

Net Revenues

We generated sales revenues of $3,240,365 for the six months ended June 30, 2010, compared to $994,795 for the same period in 2009, representing an increase of $2,245,570, or 226%. A breakdown of the total revenues is set forth in the following table:

Item	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage change

Green silicon:
Selling volume (ton)	2,593	827	214%
Average price in US dollars	1,202.75	997.85	21%
Subtotal	3,118,740	825,221	278%

Black silicon:
Selling volume (ton)	175	287	-39%
Average price in US dollars	695	590.85	18%
Subtotal	121,625	169,574	-28%

Total	3,240,365	994,795	226%

During the first six months of 2010, the main reason for the 226% increase in our sales revenue is that our two new 8,500-ton production lines were finished and began to produce green SiC in April. Moreover, the trial production of these two lines was finished in May 2010 and started to produce green SiC in full capacity in June 2010.

During the first quarter of 2010, the first new 8,500-ton production line was in trial production and the second 8,500-ton production line was not yet in trial production as the installation of the raw material feeding system was not completed. In this trial production period of the first new line, the output of green SiC was relatively low for the following two reasons: firstly, it usually takes three to four months for a new production line to reach full manufacturing capacity. It’s necessary to have trial production of a newly installed production line, so that all its parts may function efficiently and the engineers may be able to test different formulas of manufacturing high quality SiC. Secondly, we discovered some problems of the furnace and crane of the first production line during the trial period, which caused the production to stop for two weeks in February. Such problem has been fixed and the first line resumed trial production in March. The output of the first new 8,500-ton production line was 652 tons of green SiC in the first quarter and 1,827 tons of green SiC in the second quarter of 2010. Since the first production line started full operation in June 2010, the output in the second quarter was much higher than the first quarter of 2010.

During the second quarter of 2010, the second 8,500-ton production line was in trial production. The Company took two months to finish the technical improvement of the second production line and to fix production problems. In June, 2010, these two 8,500-ton production lines began to produce green SiC in full capacity and the quality of products was much better than the first five months of this year.

Compared to the same period last year, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market prices of green SiC and black SiC increased by 21% and 18% respectively, compared to those in the six months ended June 30, 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the six months ended June 30, 2010 was $2,716,514, compared to the same period last year, an increase of $1,822,767 or nearly 204%.

The increase of cost of goods sold was due to the following two reasons. Firstly, our total revenue increased by nearly 226%, the cost of goods sold therefore increased accordingly. Secondly, during the trial production period, the output was low, yet the quantity of the consumed raw materials was large; therefore the fixed cost of production was relatively high. The production cost during the first quarter of 2010 increased by nearly 30%, compared with the same period last year. However, during the second quarter of 2010, especially since the new production lines operated with full capacity in June 2010, the quantity of the consumed raw materials per ton of SiC manufactured was much lower than the previous months in 2010. The unit production cost of the first six months of 2010 was 5% lower than the same period of 2009.

Gross Profit

During the first six months of 2010, we had a gross profit of $523,851 and the gross profit margin was nearly 16%. In the same period last year, our gross profit margin was approximately 10%. The increase of our profit is due to the following two reasons: (1) the trial production of the new lines was finished during the second quarter of 2010 and the Company’s production is in full capacity since June 2010, which resulted in a great increase of the Company’s output; and (2) the quantity of the consumed raw materials per ton of SiC manufactured was much lower than the comparable period in 2009.

General and Administrative Expenses

Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses, and legal and professional expenses. General and administrative expenses were $1,032,146 for the six months ended June 30, 2010, as compared to $756,198 for the six months ended June 30, 2009, an increase of $275,948. This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fee and travel expenses due to Yili China‘s expanding production and sales. In April 2010, the Company set up a sales office and hired three sales persons in Zhengzhou of Henan Province. The Company deploys a relatively direct marketing strategy by conducting extensive market research and sending our sales personnel to visit and communicate with customers in person. This approach also enables the Company to quickly obtain customers’ feedback on its products therefore to improve the quality of its products.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage change

G&A

Stock-based compensation	$-	$49,800	-100%

Shipping and outbound freight fee	282,988	82,995	241%

Professional fees	77,399	87,602	-12%

Travel expenses	37,019	29,036	27%

Products tax and related taxes	1,435	990	45%

Welfare and benefits	277,117	210,515	32%

Social insurance	18,905	16,091	17%

Depreciation expenses	16,300	10,164	60%

Amortization expenses	7,595	7,723	-2%

Business Development	54,828	18,567	195%

Motor car expenses	23,548	20,549	15%

Office expenses	136,785	100,848	36%

Others	98,227	121,318	-19%

Total	$1,032,146	$756,198	36%

Operating Loss

Our operating loss was $508,295 for the six months ended June 30, 2010, as compared to a loss of $655,150 for the comparable period of 2009, a decrease of $146,855. Our operating loss was mainly attributable to the relatively high amount of production costs of green SiC and general and administrative expenses for the six months ended June 30, 2010.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first six months of 2010. Income tax provision of $2,003 for the six months ended June 30, 2010 was the corporate tax paid to Connecticut by the Company as a foreign corporation in Connecticut for office and payroll purposes.

Net Loss

Net loss for the six months ended June 30, 2010 was $445,057, compared to a loss of $722,266 for the six months ended June 30, 2009. Such decrease of net loss by $277,209 was a result of the increase in the revenues generated by the Company for the six months ended June 30, 2010 exceeding the aggregate increase of expenses and costs. Since two new 8,500-ton production lines were in full capacity production in the second quarter of 2010, the production cost of green SiC was lower than the same period last year. Therefore, the cost of goods sold was lower than the sales revenues. However, due to our expanded production and sales, the general and administrative expenses have also increased. All these reasons contributed to a lower net loss compared to the same period last year.

Results of Operations for the Three Months ended June 30, 2010 and 2009

The following tables and analysis show the operating results of the Company for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage change

Revenues	$2,411,868	$507,164	376%

Cost of revenues	1,862,207	471,213	295%

Gross (loss) profit	549,661	35,951	1,429%

General and administrative expenses	590,494	371,713	59%

Total operating expenses	590,494	371,713	59%

Loss from operations	(40,833)	(335,762)	-88%

Interest income	11,433	5,120	123%
Other income (expense)	23,766	(8,178)	391%

Total other income (loss)	35,199	(3,058)	1,251%

Loss before income taxes	(5,634)	(338,820)	-98%

Income tax provision	-	557	-100%

Net loss	$(5,634)	$(339,377)	-98%

Net Revenues

We generated sales revenues of $2,411,868 for the three months ended June 30, 2010, compared to $507,164 for the same period in 2009, representing an increase of $1,904,704, or 376%. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage change

Green silicon:
Selling volume (ton)	1,877	378	397%
Average price in US dollars	1,264.36	1,049.99	20%
Subtotal	2,373,201	396,898	498%

Black silicon:
Selling volume (ton)	55	185	-70%
Average price in US dollars	703.44	596.03	18%
Subtotal	38,667	110,266	-65%

Total	2,411,868	507,164	376%

During the second quarter of 2010, the main reason for the 376% increase in our sales revenue is that the trial production of the two new 8,500-ton production lines was finished in May 2010 and started to produce green SiC in full capacity in June 2010.

In April and May of 2010, our technical engineers finished the technical inspection and improvement of the two production lines and fixed production problems. In June, these two 8,500-ton production lines began to produce green SiC in full capacity and the quality of products was much better than the previous months in this year. The combined output of these two new 8,500-ton production lines was 3,062 tons of green SiC in the second quarter of 2010. Particularly, the output of the new lines in June was 1,494 tons which exceeded their estimated full capacity of 1,417 tons per month.

Compared to the second quarter of last year, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market prices of green SiC and black SiC increased by 20% and 18% respectively, compared to the three months ended June 30, 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended June 30, 2010 was $1,862,207, compared to the same period last year, an increase of $1,390,994 or nearly 295%.

The cost of goods sold increased 295% since our total revenue increased nearly 376%. During the second quarter, especially in June, the output of green SiC was much higher than the same period of last year. Moreover, the quantity of the consumed raw materials was also much lower than the same period of last year since the new production lines reached the full capacity in June 2010. Therefore, the average production cost of the second quarter of 2010 was much lower than the same period of 2009.

Gross Profit

During the second quarter of 2010, we had a gross profit of $549,661 and the gross profit margin was nearly 23%. In the same period last year, our gross profit margin was approximately 7%. The increase of our profit is due to the following two reasons: (1) the trial production of the new lines was finished during the second quarter of 2010 and the Company was in full capacity production in June, 2010 which resulted in a great increase of the Company’s output; and (2) the quantity of the consumed raw materials per ton of SiC manufactured was much lower than the first quarter of 2010.

General and Administrative Expenses

Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses, and legal and professional expenses. General and administrative expenses were $590,494 for the three months ended June 30, 2010, as compared to $371,713 for the three months ended June 30, 2009, an increase of $218,781. This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fees and travel expenses due to Yili China‘s expanding production and sales.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percentage change

G&A

Stock-based compensation	$-	$24,900	-100%

Shipping and outbound freight fee	230,104	43,053	434%

Professional fees	31,107	55,996	-44%

Travel expenses	30,277	6,126	394%

Products tax and related taxes	-	146	-100%

Welfare and benefits	138,263	103,389	34%

Social insurance	5,712	14,612	-61%

Depreciation expenses	8,248	6,294	31%

Amortization expenses	3,678	3,970	-7%

Business Development	4,847	8,542	-43%

Motor car expenses	10,369	11,125	-7%

Office expenses	71,453	38,302	87%

Others	56,436	55,258	2%

Total	$590,494	$371,713	59%

Operating Loss

Our operating loss was $40,833 for the three months ended June 30, 2010, as compared to a loss of $335,762 for the comparable period of 2009, a decrease of $294,929. Our operating loss was mainly attributable to the relatively high amount of production cost of green SiC and general and administrative expenses for the three months ended June 30, 2010. During the second quarter of 2010, the sales volume and prices of the Company’s products both had substantial increase and the production cost was lower than the comparable period of last year. This resulted in an increase of nearly 1,429% of our gross profit. Although the increase in our gross profit could not entirely cover the general and administrative expenses, the operating loss was much lower than the same period of last year.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the second quarter of 2010.

Net Loss

Net loss for the three months ended June 30, 2010 was $5,634, compared to a loss of $339,377 for the three months ended June 30, 2009. Such decrease of net loss by $333,734 was a result of the increase of the revenues generated by the Company for the three months ended June 30, 2010 exceeding the aggregate increase of the expenses and costs. Since the two new 8,500-ton production lines were in full capacity production, the production cost of green SiC was lower than the same period last year. Therefore, the cost of goods sold was lower than the sales revenues. However, due to our expanded production and sales, the general and administrative expenses have also increased. All these reasons contributed to a lower net loss compared to the same period last year.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $4,055,741. The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percentage change

Net cash provided by (used in) operating activities	$(1,122,997)	$(1,759,039)	-36%

Net cash used in investing activities	(3,944,875)	(3,941,168)	0.1%

Net cash provided by (used in) financing activities	2,923,689	-	N/A

Effect of exchange rate changes on cash	5,878	3,419	72%

Net increase (decrease) in cash and cash equivalents	(2,138,305)	(5,696,788)	-62%

Cash and cash equivalents, beginning of period	6,194,046	6,817,950	-9%

Cash and cash equivalents, end of period	$4,055,741	$1,121,162	262%

Operating Activities

Net cash used in operating activities was $1,122,997 for the six months ended June 30, 2010, compared to an amount of $1,759,039 net cash that was used in operating activities for the six months ended June 30, 2009. The decrease of net cash used in operating activities was mainly due to the fact that the Company sold more green SiC than the same period last year, which resulted in more cash provided by operating activities. The Company spent more cash on the purchase of raw materials during the period ended June 30, 2010, yet gained more cash from the sales of SiC products. Therefore, the total cash used in operating activities was lower than same period of last year. During this period, the Company’s total revenues increased by nearly 226%.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $3,944,875, compared to an amount of $3,941,168 net cash that was used in investing activities for the six months ended June 30, 2009. The cash was partly used for the construction of new production lines including construction costs and new equipment. Because two new production lines were finished by May 2010, we spent less on the construction of our production facilities, compared with the comparable period of last year. However, on February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation. Therefore, the net cash used in investing activities was similar to the comparable period of last year.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 totaled $2,923,689, compared to $0 provided by financing activities for the corresponding period ended June 30, 2009. The increased $2,923,689 of the cash provided by financing activities was mainly attributable to a bank loan of $2,930,317 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of June 30, 2010 and December 31, 2009:

	30-Jun-10	31-Dec-09

Raw materials	619,007	471,690

Finished goods	1,497,498	462,314

Work in progress	259,867	67,281

Total	2,376,372	1,001,285

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2009, the great increase of inventories is mainly attributable to the largely increased finished goods as a result of the operation of our two new production lines in full capacity in the second quarter of 2010.

Property and Equipment

The following is a summary of property and equipment at June 30, 2010 and December 31, 2009:

	30-Jun-10	31-Dec-09

Buildings	245,313	243,972

Machinery and equipment	639,365	614,565

Motor vehicles	288,586	236,933

Office equipment	80,910	45,691

Less: accumulated depreciation	(206,698)	(141,792)

Property and equipment, net	1,047,476	999,369

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

Accounts Payable

Accounts payable amounted to $1,553,038 and $1,257,657 as of June 30, 2010 and December 31, 2009, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $295,381 in accounts payable was mainly due to our increased purchase of raw materials. Our biggest supplier is Yihe Power Center, the payables to which accounted for more than 30% of the total amount of accounts payable as of June 30, 2010.

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

Related Party Transactions

  On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to fund CSC’s working capital needs (the “First Loan”). The interest rate of this loan is six percent (6%) per annum. CSC agrees to pay to the Company the principal sum of One Million U.S. Dollars on December 31, 2010. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to CSC. The Second Loan was made to fund CSC’s working capital.  The Second Loan was interest free and was repaid on April 21, 2010. Such two loans are related party transactions since the Company and CSC share a majority shareholder, certain officers and directors.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, and Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as of June 30, 2010 as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of June 30, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2010, the Company has issued to the holders of Series A Convertible Preferred Stock of the Company (“Series A Stock”) an aggregate of 149,433 shares of Common Stock as dividend shares of the Series A Stock. An additional 149,433 shares were issued as dividend shares of the Series A Stock on July 1, 2010.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: August 12, 2010	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2010	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)