Form 10-Q
period 2010-09-30
Master Silicon Carbide Industries, Inc.
filed 2010-11-15
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-52988

MASTER SILICON CARBIDE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	01- 0728141
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2010, the registrant had: (i) 3,269,215 shares of common stock, par value $.001 per share (“Common Stock”), issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share (“Series A Stock”), issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share (“Series B Stock”), issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

September 30, 2010

Index to Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	F-3

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-4 to F-14

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,168,843	$6,194,047
Notes receivable	60,198	30,875
Accounts receivable, net	357,562	74,400
Tax refundable	769,711	617,380
Inventories	3,457,961	1,001,285
Prepaid expenses	41,486	62,723

Total current assets	6,855,761	7,980,710

Deposits-fixed assets	2,399,899	3,859,366
Other receivables	107,106	28,530
Amount due from related party	1,000,000	-
Property, plant and equipment, net	1,315,220	999,369
Construction in progress	13,683,864	7,555,461
Intangible assets, net	1,418,811	1,428,078

Total assets	$26,780,661	$21,851,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,372,111	$1,257,657
Advance from customers	576,674	113,189
Other payables	172,892	142,718
Amount due to related parties	869,622	860,060
Dividends accrued	150,000	150,000

Total current liabilities	4,141,299	2,523,624

Long-term loans	4,476,877	1,464,515

Total liabilities	8,618,176	3,988,139

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) net of discount of $133,424 at Sept. 30, 2010, liquidation preference of $10.038
per share and accrued dividends	9,866,576	9,466,295

Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,119,782 and 2,671,483 shares issued and outstanding, respectively	3,120	2,671
Additional paid-in capital	4,497,077	4,047,524
Retained (deficit)	(6,476,636)	(5,662,269)
Accumulated other comprehensive income	272,348	9,154

Total stockholders’ equity (deficit)	(1,704,091)	(1,602,920)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$26,780,661	$21,851,514

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS) (UNAUDITED)
(In US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Revenues:
Revenues	$3,700,638	$377,897	$6,941,003	$1,372,692
Cost of revenues	2,519,363	428,646	5,235,877	1,322,393

Gross profit (loss)	1,181,275	(50,749)	1,705,126	50,299

General and administrative expenses	724,066	372,159	1,756,212	1,128,357

Total operating expenses	724,066	372,159	1,756,212	1,128,357

Profit (loss) from operations	457,209	(422,908)	(51,086)	(1,078,058)

Interest income	23,740	7,689	77,409	36,767
Other income (expenses)	30	57,836	11,602	(2,418)

Total other income	23,770	65,525	89,011	34,349

Profit (loss) before income taxes	480,979	(357,383)	37,925	(1,043,709)

Income tax provision	8	4,386	2,011	40,326

Net Profit (loss)	$480,971	$(361,769)	$35,914	$(1,084,035)

Accretion on redeemable preferred stock	$133,425	$133,428	$400,281	$400,281

Dividends on preferred stock	150,000	150,000	450,000	450,000

Net profit (loss) attributable to common stockholders	$197,546	$(645,197)	$(814,367)	$(1,934,316)

Comprehensive profit (loss):

Net profit (Loss)	$480,971	$(361,769)	$35,914	$(1,084,035)

Foreign currency translation adjustment	192,571	8,558	263,194	(4,575)

Comprehensive profit (loss)	$673,542	$(353,211)	$299,108	$(1,088,610)

Basic net profit (loss) per share	$0.06	$(0.26)	$(0.27)	$(0.83)

Diluted net profit (loss) per share	$0.02	(0.26)	(0.27)	(0.83)

Weighted average common shares outstanding:
Basic	3,118,158	2,520,426	2,969,802	2,337,198
Diluted	22,282,688	12,482,286	22,134,332	12,333,581

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In US Dollars)

	Nine Months Ended
	9/30/2010	9/30/2009

Cash flows from operating activities:
Net profit (loss)	$35,914	$(1,084,035)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	98,638	84,159
Stock based compensation	-	74,700
Amortization	32,044	41,289
Changes in operating assets and liabilities:
Notes receivable - trade	(28,531)	(116,164)
Accounts receivable	(277,376)	(47,878)
Other receivables	(76,822)	69,865
Prepaid expenses	21,745	(72,196)
Inventories	(2,399,830)	193,865
Accounts payable and accrued liabilities	1,081,021	415,463
Other current liabilities	21,753	28,026
Advance from customers	454,173	(678,772)
Taxes refundable	(140,505)	(368,761)

Net cash provided by (used in) operating activities	(1,177,776)	(1,460,439)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(4,774,213)	(5,589,879)
Advances to related parties receivable	(2,172,500)	-
Proceeds from related parties receivables	1,172,500	870,478
Purchase of intangible - software	(8,162)	-

Net cash used in investing activities	(5,782,375)	(4,719,401)

Cash flows from financing activities:
Proceeds from loans	2,938,238	10,000,000
Due to related parties	(6,646)	-

Net cash provided by (used in) financing activities	2,931,592	10,000,000

Effect of exchange rate changes on cash	3,355	3,434

Net increase (decrease) in cash and cash equivalents	(4,025,204)	3,823,594

Cash and cash equivalents, beginning of year	6,194,047	6,817,950

Cash and cash equivalents, end of year	$2,168,843	$10,641,544

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	2,011	-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	450,000	450,000
Construction in progress moved to fixed assets	1,794,872	-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
September 30, 2010
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Master Silicon Carbide Industries, Inc., formerly Paragon SemiTech USA, Inc. was incorporated on May 21, 2007 under the laws of the State of Delaware (“Master” or the “Company”).  Paragon SemiTech USA Incorporated (“Paragon New Jersey”) was incorporated on April 10, 2002 under the laws of the State of New Jersey.  Prior to September 27, 2007, the date of merger with Paragon New Jersey, the Company was inactive.  On September 2, 2008, Paragon SemiTech USA, Inc., through the acquisition of C3 Capital, Limited, a company incorporated in the Territory of the British Virgin Islands (“BVI”), acquired all of the equity interests in Yili Master Carborundum Production Co., Ltd.  On November 12, 2008, Paragon SemiTech USA, Inc. changed its name to Master Silicon Carbide Industries, Inc. The Company believes that the new name will better identify the Company with the business conducted by its indirectly wholly-owned subsidiary in China, Yili Master Carborundum Production Co., Ltd., namely, the production and distribution of silicon carbide.

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,476,636. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of September 30, 2010, the cash balance in financial institutions in the United States was $1,924,053. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2010, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of September 30, 2010, the Company determined reserves for obsolescence were immaterial.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010.

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

September 30, 2010
Balance sheet	RMB 6.7011 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8068 to US$1.00

December 31, 2009
Balance sheet	RMB 6.8282 to US$1.00
Statement of operations and comprehensive loss	RMB 6.8310 to US$1.00

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

Net profit (loss) per common share

Net profit (loss) per common share is computed pursuant to FASB ASC 260 “Earnings per Share”. Basic net profit (loss) per common share is computed by dividing net profit (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net profit (loss) per common share is computed by dividing net profit (loss) attributable to common shareholders by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

	For three months ended September 30, 2010	For three months ended September 30, 2009	For nine months ended September 30, 2010	For nine months ended September 30, 2009
Numerator for basic net profit (loss) per share - Profit (loss) attributable to common shareholders	$197,546	$(645,197)	$(814,367)	$(1,934,316)
Numerator for diluted net profit (loss) per share - Profit (loss) attributable to common shareholders	$480,971	$(361,769)	$35,914	$(1,084,035)
Denominator for basic net profit (loss) per share - Weighted average shares of common stock	3,118,158	2,520,426	2,969,802	2,337,198
Denominator for diluted net profit (loss) per share - Weighted average shares of common stock outstanding	22,282,688	12,482,286	22,134,332	12,333,581

Basic net Profit (loss) per share	$0.06	$(0.26)	$(0.27)	$(0.83)

Diluted net Profit (loss) per share	$0.02	$(0.26)	$(0.27)	$(0.83)

  The following table shows the weighted-average number of potentially dilutive shares for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009:

	For three months ended September 30, 2010	For three months ended September 30, 2009	For nine months ended September 30, 2010	For nine months ended September 30, 2009
Series A preferred stock	9,961,860	9,961,860	9,961,860	9,961,860
Series B preferred stock	9,202,670	-	9,202,670	-
Warrants	-	-	-	34,523
Total	19,164,530	9,961,860	19,164,530	9,996,383

Common Stock

As of September 30, 2010, the Company had 3,119,782 shares of Common Stock issued and outstanding.

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

On May 12, 2009, the Company issued an aggregate of 60,000 shares of Common Stock to a designee of Columbia China Capital Group Inc, as a result of the exercise of warrants for 60,000 shares of Common Stock at an exercise price of $.001.

From September 2, 2008 through September 30, 2010, an aggregate of 1,094,182 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

Dividend

During the third quarter of 2010, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During the third quarter of 2010, the Company issued 149,433 shares of common stock, or $150,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of September 30, 2010, dividend payable remains $150,000 unpaid.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

                As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through September 30, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	30-Sep-10	31-Dec-09
Raw materials	$489,090		$471,690

Finished goods	2,776,832		462,314

Work in progress	192,039		67,281
		$
Total	$3,457,961		1,001,285

NOTE 4 – RELATED PARTY

                  We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease is extended for a year with the same rate of rent after September 1, 2009. On September 1, 2010, we extended the lease with the same rate of rent for one year.

                  On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor” or “CSC”) to extend a loan of One Million U.S. Dollars (US$1,000,000) to Debtor to fund working capital needs. The actual controlling shareholder of Creditor and Debtor is the same one. The interest rate of this loan is six percent (6%) per annum. Debtor promises to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010. Debtor delivered a promissory note of US$1,000,000 to Creditor. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to Debtor. The Second Loan was made to fund CSC’s working capital. The Second Loan is interest free and was repaid on April 21, 2010.

                    As of September 30, 2010, the Company owed Changchun Master Company $869,622 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 5 – DEPOSITS – FIXED ASSETS

                  Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at September 30, 2010 and December 31, 2009 consisted of the following:

	30-Sep-10	31-Dec-09
Deposit for buildings	$601,633	$1,469,348

Deposit for equipment	1,798,266	2,390,018

Total	$2,399,899	$3,859,366

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

Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	30-Sep-10	31-Dec-09
Land use right	$806,372	$790,934

Production license	700,960	688,214

Software	11,395	3,041

Less: accumulated amortization	(99,916)	(54,111)

Total	$1,418,811	$1,428,078

                    Amortization expense for the three months ended September 30, 2010 was $11,543.

NOTE 7 – PROPERTY AND EQUIPMENT

                    Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	30-Sep-10	31-Dec-09
Buildings	$248,600	$243,972

Machinery and equipment	924,836	614,565

Motor vehicles	295,914	236,933

Office equipment	90,545	45,691

Less: accumulated depreciation	(244,675)	(141,792)

Property and equipment, net	$1,315,220	$999,369

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended September 30, 2010 was $34,833, of which $8,563 was included in G&A expense and $26,270 was included in cost of revenue. Depreciation expense for the nine months ended September 30, 2010 was $98,638, of which $33,092 was included in G&A expense and $65,546 was included in cost of revenue.

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

	30-Sep-10	31-Dec-09
Buildings	$4,709,632	$1,235,278

Construction in progress	3,508,535	3,020,106

Equipment	4,030,688	2,586,123

Capitalized interest	335,990	17,730

Others	1,099,019	696,224

Total	$13,683,864	$7,555,461

                    Capitalized interest for the three months ended September 30, 2010 was $164,363. Capitalized interest for the nine months ended September 30, 2010 was $317,380.

NOTE 9 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,492,292 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $2,984,585 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by the building, machinery and equipment of Yili China. The principal amount will be due at maturity date.

	Interest	Maturity			Interest payments
	Rate	Date	Amount	2010	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,492,292	$96,701	$96,701	$78,421	$-
Yili branch, Bank of China	6.48%	3-Jan-13	2,984,585	193,401	193,401	193,401	1,612
			$4,476,877	$290,102	$290,102	$271,822	$1,612

NOTE 10 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2010 and December 31, 2009. However, the Company has to pay corporate tax due to the rules of certain states.

PRC

                    Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. The current year tax provision was $2,011 and $40,326 for the nine months ended September 30, 2010 and 2009, respectively.

	For three months ended September 30, 2010	For three months ended September 30, 2009	For nine months ended September 30, 2010	For nine months ended September 30, 2009
Income Tax Expenses:
Current tax	8	4,386	2,011	40,326
Total	8	4,386	2,011	40,326

                   Current tax of $2,011 for the nine months ended September 30, 2010 was corporate tax paid to Connecticut as a foreign corporation of Connecticut due to office/payroll purposes.

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

NOTE 12 – SUBSEQUENT EVENT

On October 12, 2010, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly, Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“Yili US”); (iii) C3 Capital, Limited (“C3 Capital”); and (iv) Yili Master Carborundum Production Co., Ltd. (“Yili China”).

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

With the completion in November 10, 2010 of the third 8,500-ton production line, the Company’s SiC production capacity has increased to 28,500 tons per annum.  Although now complete, the planned completion of the of the third production line was delayed in June and July due to severe weather conditions (heavy rains) and further delays in August through October due to road construction (concrete mixer trucks could not access our plant to finish the work) by the local government in and around the industrial park where the Company is located (Yili Hasake Autonomous State of Xinjiang Autonomous Region of China).

The Company is planning a 34,000 ton green SiC project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental approvals. The Company selected the site at Aletai for the project because of its proximity to sources of electricity, petroleum and quartz.

Results of Operations for the Nine Months ended September 30, 2010 and 2009

The following tables and analysis show the operating results of the Company for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Percentage change
Revenues	$6,941,003	$1,372,692	406%

Cost of revenues	5,235,877	1,322,393	296%

Gross profit (loss)	1,705,126	50,299	3290%

General and administrative expenses	1,756,212	1,128,357	56%

Total operating expenses	1,756,212	1,128,357	56%

Profit (loss) from operations	(51,086)	(1,078,058)	-95%

Interest income	77,409	36,767	111%
Other income (expenses)	11,602	(2,418)	-580%

Total other income (expenses)	89,011	34,349	159%

Profit (loss) before income taxes	37,925	(1,043,709)	-104%

Income tax provision	2,011	40,326.00	-95%

Net profit (loss)	$35,914	$(1,084,035)	-103%

Net Revenues

We generated sales revenues of $6,941,003 for the nine months ended September 30, 2010, compared to $1,372,692 for the same period in 2009, representing an increase of $5,568,311, or 406%. A breakdown of total revenues is set forth in the following table:

Item	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Percentage change
Green silicon:
Selling volume (ton)	5,551	1,066	421%
Average price in US dollars	1,213.51	971.83	25%
Subtotal	6,736,190	1,035,967	550%

Black silicon:
Selling volume (ton)	295	515	-43%
Average price in US dollars	694.28	653.83	6%
Subtotal	204,813	336,725	-39%

Total	6,941,003	1,372,692	406%

During the first nine months of 2010, the main reason for the 406% increase in our sales revenue is that our two new 8,500-ton production lines were finished and began to produce green SiC in April. Moreover, the trial production of these two lines was finished in May 2010 and started to produce green SiC in full capacity in June 2010.

During the first quarter of 2010, the first new 8,500-ton production line was in trial production and the second 8,500-ton production line was not yet in trial production as the installation of the raw material feeding system was not yet completed. In this trial production period of the first new line, the output of green SiC was relatively low for the following two reasons: firstly, it usually takes three to four months for a new production line to reach full manufacturing capacity. It’s necessary to have trial production of a newly installed production line, so that all its parts may function efficiently and the engineers may be able to test different formulas of manufacturing high quality SiC. Secondly, we discovered some problems of the furnace and crane of the first production line during the trial period, which caused the production to stop for two weeks in February 2010. Such problem has been fixed and the first line resumed trial production in March 2010. The output of the first new 8,500-ton production line was 652 tons of green SiC in the first quarter and 1,827 tons of green SiC in the second quarter and 2,320 tons of green SiC in the third quarter of 2010.

During the second quarter of 2010, the second 8,500-ton production line was in trial production. The Company took two months to finish the technical improvement of the second production line and to fix production problems. In June 2010, these two 8,500-ton production lines began to produce green SiC in full capacity and the quality of products was much better than the first five months of this year.

During the third quarter of 2010, these two new production lines were in full capacity to produce green SiC, and the total output was nearly 4,527 tons of green SiC. The Company sold 2,958 tons of green SiC and 120 tons of black SiC during this period. Since the selling price of the green SiC was stable and the production costs decreased with our full capacity, the Company began to make profits from July 2010.

Compared to the same period last year, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market prices of green SiC and black SiC increased by 25% and 6% respectively, compared to those in the nine months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the nine months ended September 30, 2010 was $5,235,877, compared to the same period last year, an increase of $3,913,484 or nearly 296%.

During the first nine months of 2010, our two new 8,500-ton production lines were finished and began to produce green SiC in full capacity from June 2010. Even though it took a few months for trial production and technical improvement, the Company still produced nearly 8,507 tons of SiC during this period compared to nearly 1,781 tons of SiC produced for the same period last year. Since we used advanced technology for these new lines, the efficiency and effectiveness of new lines were much better than the small 3,000-ton production line we used for last year. For example, during the first three quarters of 2010, to produce a unit of SiC consumes quartz and petrol coke of nearly 1.8 tons and 1.5 tons. However, for the same period of last year, each unit of SiC consumes quartz and petrol coke of nearly 2.2 tons and 1.8 tons. Therefore, the average production cost of the first nine months is nearly 10% lower than the same period last year even though the price of petrol coke, one of the raw materials, increased by 20% in 2010.

Gross Profit

During the first nine months of 2010, we had a gross profit of $1,705,126 and the gross profit margin was nearly 25%. In the same period last year, our gross profit margin was approximately 4%. The increase of our profit is due to the following two reasons: (1) the Company produced and sold more products and the selling price of green SiC increased dramatically in the first three quarters of 2010; and (2) the quantity of the consumed raw materials per ton of SiC manufactured was much lower than the comparable period in 2009.

General and Administrative Expenses

Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses, and legal and professional expenses. General and administrative expenses were $1,756,212 for the nine months ended September 30, 2010, as compared to $1,128,357 for the nine months ended September 30, 2009, an increase of $627,855. This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales. In April 2010, the Company set up a sales office and hired three sales persons in Zhengzhou of Henan Province. The Company deploys a relatively direct marketing strategy by conducting extensive market research and sending our sales personnel to visit and communicate with customers in person. This approach also enables the Company to quickly obtain customers’ feedback on its products therefore to improve the quality of its products.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Percentage change
G&A
Stock-based compensation	$-	$74,700	-100%
Shipping and outbound freight fee	622,417	113,260	450%
Professional fees	115,391	182,549	-37%
Travel expenses	67,844	43,869	55%
Products tax and related taxes	1,435	4,733	-70%
Welfare and benefits	428,602	315,219	36%
Social insurance	23,971	26,269	-9%
Depreciation expenses	24,461	17,339	41%
Amortization expenses	12,663	19,691	-36%
Entertainment	64,600	24,485	164%
Motor car expenses	40,505	28,286	43%
Office expenses	202,941	128,657	58%
Others	151,382	149,300	1%
Total	$1,756,212	$1,128,357	56%

Operating Loss

Our operating loss was $51,086 for the nine months ended September 30, 2010, as compared to a loss of $1,078,058 for the comparable period of 2009, a decrease of $1,026,972. Our operating loss was mainly attributable to the relatively high amount of production costs of green SiC and general and administrative expenses for the nine months ended September 30, 2010.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first nine months of 2010. Income tax provision of $2,011 for the nine months ended September 30, 2010 was corporate tax paid to Connecticut as a foreign corporation of Connecticut due to office/payroll purposes.

Net Profit

Net profit for the nine months ended September 30, 2010 was $35,914, compared to a loss of $1,084,035 for the nine months ended September 30, 2009. Such decrease of net loss by $1,119,949 was a result of the increase in the revenues generated by the Company for the nine months ended September 30, 2010 exceeding the aggregate increase of expenses and costs. Since two new 8,500-ton production lines were in full capacity production in the second quarter of 2010, the production cost of green SiC was lower than the same period last year. Therefore, the cost of goods sold was lower than the sales revenues. However, due to our expanded production and sales, the general and administrative expenses have also increased. The Company made a small net profit for the nine months ended September 30, 2010 compared to a relatively larger net loss for the same period last year.

Results of Operations for the Three Months ended September 30, 2010 and 2009

The following tables and analysis show the operating results of the Company for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percentage change
Revenues	$3,700,638	$377,897	879%

Cost of revenues	2,519,363	428,646	488%

Gross profit (loss)	1,181,275	-50,749	-2,428%

General and administrative expenses	724,066	372,159	95%

Total operating expenses	724,066	372,159	95%

Profit (loss) from operations	457,209	(422,908)	-208%

Interest income	23,740	7,689	209%
Other income (expenses)	30	57,836	-100%

Total other income (expenses)	23,770	65,525	-64%

Profit (loss) before income taxes	480,979	(357,383)	-235%

Income tax provision	8	4,386	-100%

Net profit (loss)	$480,971	$(361,769)	-233%

Net Revenues

We generated sales revenues of $3,700,638 for the three months ended September 30, 2010, compared to $377,897 for the same period in 2009, representing an increase of $3,322,741, or 879%. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percentage change
Green silicon:
Selling volume (ton)	2,958	239	1,138%
Average price in US dollars	1,222.90	901.00	36%
Subtotal	3,617,324	215,339	1,580%

Black silicon:
Selling volume (ton)	120	228	-47%
Average price in US dollars	694.28	712.97	-3%
Subtotal	83,314	162,558	-49%

Total	3,700,638	377,897	879%

During the third quarter of 2010, the main reason for the 879% increase in our sales revenue is that the two new 8,500-ton production lines were in full capacity to produce green SiC. During this period, the combined output of these two new 8,500-ton production lines was 4,549 tons of green SiC. Particularly, the output of the new lines in July, August and September was, respectively, 1,528 tons, 1,578 tons and 1,443 tons, which all exceeded their estimated full capacity of 1,417 tons per month. The Company sold 2,958 tons of green SiC and 120 tons of black SiC in the third quarter of 2010.

Compared to the third quarter of last year, the market price of green SiC had increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market price of green SiC increased by 36% compared to the three months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended September 30, 2010 was $2,519,363, compared to the same period last year, an increase of $2,090,717 or nearly 488%.

   During the third quarter of 2010, the output of green SiC was much higher than the same period of last year. Moreover, the quantity of the consumed raw materials was also much lower than the same period of last year since the new production lines reached the full capacity. Therefore, the average production cost of the third quarter of 2010 was much lower than the same period of 2009.

Gross Profit

During the third quarter of 2010, we had a gross profit of $1,181,275 and the gross profit margin was nearly 32%. In the same period last year, our gross profit margin was approximately -13%. The increase of our profit is due to the following two reasons: (1) the Company was in full capacity production during the third quarter of 2010 which resulted in a great increase of the Company’s output and sales; and (2) the quantity of the consumed raw materials per ton of SiC manufactured was much lower than the same period of last year.

General and Administrative Expenses

Our general and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses, and legal and professional expenses. General and administrative expenses were $724,066 for the three months ended September 30, 2010, as compared to $372,159 for the three months ended September 30, 2009, an increase of $351,907. This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fees and travel expenses due to Yili China‘s expanding production and sales.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percentage change
G&A
Stock-based compensation	$-	$24,900	-100%
Shipping and outbound freight fee	339,429	30,265	1,022%
Professional fees	37,992	94,947	-60%
Travel expenses	30,825	14,833	108%
Products tax and related taxes	-	3,743	-100%
Welfare and benefits	151,485	104,704	45%
Social insurance	5,066	10,178	-50%
Depreciation expenses	8,161	7,175	14%
Amortization expenses	5,068	11,968	-58%
Entertainment	9,772	5,918	65%
Motor car expenses	16,957	7,737	119%
Office expenses	66,156	27,809	138%
Others	53,155	27,982	90%
Total	$724,066	$372,159	95%

Operating Profit

Our operating profit was $457,209 for the three months ended September 30, 2010, as compared to a loss of $422,908 for the comparable period of 2009, an increase of $880,117. Our operating profit was mainly attributable to the relatively high amount of sales revenues and low amount of production cost of green SiC and general and administrative expenses for the three months ended September 30, 2010. During the third quarter of 2010, the sales volume and prices of the Company’s products both had a substantial increase and the production cost was lower than the comparable period of last year. This resulted in a substantial increase of our gross profit. Although the general and administrative expenses were also increased, the Company still made an operating profit of $457,209 for the third quarter of 2010.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the third quarter of 2010. Income tax provision of $8 for the three months ended September 30, 2010 was corporate tax paid to Connecticut as a foreign corporation of Connecticut due to office/payroll purposes.

Net Profit

Net profit for the three months ended September 30, 2010 was $480,971, compared to a loss of $361,769 for the three months ended September 30, 2009. Such decrease of net loss by $842,740 was a result of the increase of the revenues generated by the Company in the three months ended September 30, 2010 exceeding the aggregate increase of the expenses and costs. Since the two new 8,500-ton production lines were in full capacity production, the production cost of green SiC was lower than the same period last year. Therefore, the cost of goods sold was lower than the sales revenues. However, due to our expanded production and sales, the general and administrative expenses have also increased. The Company made net profit of $480,971 for the three months ended September 30, 2010 compared to a net loss for the same period last year.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $2,168,843. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Percentage change
Net cash provided by (used in) operating activities	$(1,177,776)	$(1,460,439)	-19%
Net cash used in investing activities	(5,782,375)	(4,719,401)	23%
Net cash provided by (used in) financing activities	2,931,592	10,000,000	-71%
Effect of exchange rate changes on cash	3,355	3,434	-2%
Net increase (decrease) in cash and cash equivalents	(4,025,204)	3,823,594	-205%
Cash and cash equivalents, beginning of period	6,194,047	6,817,950	-9%
Cash and cash equivalents, end of period	$2,168,843	$10,641,544	-80%

Operating Activities

Net cash used in operating activities was $1,177,776 for the nine months ended September 30, 2010, compared to an amount of $1,460,439 net cash that was used in operating activities for the nine months ended September 30, 2009. The decrease of net cash used in operating activities was mainly due to the fact that the Company sold more green SiC than the same period last year, which resulted in more cash provided by operating activities. The Company spent more cash on the purchase of raw materials during the period ended September 30, 2010, yet gained more cash from the sales of SiC products. Therefore, the total cash used in operating activities was lower than same period of last year. During this period, the Company’s total revenues increased by nearly 406%.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $5,782,375, compared to an amount of $4,719,401 net cash that was used in investing activities for the nine months ended September 30, 2009. The cash was partly used for the construction of new production lines including construction costs and new equipment. Because two new production lines were finished by May 2010, we spent less on the construction of our production facilities, compared with the comparable period of last year. However, on February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation. Therefore, the net cash used in investing activities was higher than the comparable period of last year.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 totaled $2,931,592, compared to $10,000,000 provided by financing activities for the corresponding period ended September 30, 2009. The net cash provided by financing activities for the nine months ended September 30, 2010 was mainly attributable to a bank loan of $2,938,238 that the Company received on January 4, 2010 from Bank of China. However, during the same period of last year, the Company received gross proceeds of $10,000,000 by selling to China Hand Fund I, LLC and/or its successor and assigns a promissory convertible note, which was automatically converted into 920,267 shares of the Series B Convertible Preferred Stock of the Company on November 12, 2009.

Inventories

Inventories consisted of the following as of September 30, 2010 and December 31, 2009:

	30-Sept-10	31-Dec-09
Raw materials	489,090	471,690
Finished goods	2,776,832	462,314
Work in progress	192,039	67,281
Total	3,457,961	1,001,285

Our raw materials mainly include quartz and petrol coke which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2009, the increase of inventories is mainly attributable to the largely increased finished goods as a result of the operation of our two new production lines in full capacity in the third quarter of 2010.

Property and Equipment

The following is a summary of property and equipment at September 30, 2010 and December 31, 2009:

	30-Sept-10	31-Dec-09
Buildings	248,600	243,972
Machinery and equipment	924,836	614,565
Motor vehicles	295,914	236,933
Office equipment	90,545	45,691
Less: accumulated depreciation	(244,675)	(141,792)
Property and equipment, net	1,315,220	999,369

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended for a year with the same rate of rent after September 1, 2009. On September 1, 2010, we extended the lease with the same rate of rent for one year.

Accounts Payable

Accounts payable amounted to $2,372,111 and $1,257,657 as of September 30, 2010 and December 31, 2009, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $1,114,454 in accounts payable was mainly due to our increased purchase of raw materials, including quartz, petrol coke and electricity. Our biggest supplier is Yihe Power Center, the payables to which accounted for more than 20% of the total amount of accounts payable as of September 30, 2010.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, and Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that due to the material weaknesses in the internal control over financial reporting as of September 30, 2010 as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of September 30, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2010, the Company has issued to the holders of Series A Convertible Preferred Stock of the Company (“Series A Stock”) an aggregate of 149,433 shares of Common Stock as dividend shares of the Series A Stock. An additional 149,433 shares of Common Stock were issued as dividend shares of the Series A Stock on October 12, 2010.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: November 15, 2010	BY:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	BY:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)