Form 10-K
period 2010-12-31
Master Silicon Carbide Industries, Inc.
filed 2011-03-31
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of March 31, 2011, there was no established public market for the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (1,107,843 shares on March 31, 2011, based on an assumed market value per share of $1.0038) was $1,112,053. The Company is currently quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “MAST.” The assumed market value of the shares is based on: (i) the price for shares of the registrant’s Series A Convertible Preferred Stock paid by an investor in a private placement consummated on September 2, 2008 and the rate at which our Series A Convertible Preferred Stock may be converted into our Common Stock; and (ii) the price for shares of the registrant’s Series B Convertible Preferred Stock paid by an investor in a private placement consummated on September 21, 2009, and the rate at which our Series B Convertible Preferred Stock may be converted into our Common Stock. In addition, for purposes of the computation of the aggregate market value of shares held by non-affiliates, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of March 31, 2011, there were 3,418,648 shares of the Registrant’s Common Stock issued and outstanding.

Master Silicon Carbide Industries, Inc.

Form 10-K

Table of Contents

		Page
PART I

Item 1.	Business	3
Item 2.	Description of Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A(T).	Controls and Procedures	15
Item 9B.	Other Information	15

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accounting Fees and Services	21

PART IV
		21
Item 15.	Exhibits, Financial Statement Schedules

Signatures		23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.  Certain statements made in this discussion are "forward-looking statements." Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding the Company's intended business plans and anticipated financial results. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the Company's ability to obtain necessary financing; the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing; inflation; changes in costs and availability of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in federal, state, provincial, and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability of the Company to attract and retain qualified personnel for its operations. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“ Yili US ”); (iii) C3 Capital, Limited (“ C3 Capital ”); and (iv) Yili Master Carborundum Production Co., Ltd. (“ Yili China ”).

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of March 29, 2011, US$1.00 = 6.56195 yuan; 1 yuan=US $0.15239.

PART I

ITEM 1. BUSINESS

Our History

The Company was originally incorporated on May 21, 2007, in the State of Delaware, as Paragon SemiTech USA, Inc. and later changed its name into “Master Silicon Carbide Industries, Inc.” on November 12, 2008. It was reincorporated to the State of Nevada on November 2, 2009. The Company is currently quoted on the OTC-BB under the symbol “MAST.” Through a series of transactions in 2008 described immediately below, the Company acquired substantially the business and assets of Yili Master Carborundum Production Co., Ltd. (“Yili China”), a manufacturer of silicon carbide in People’s Republic of China (the “PRC”).

Our current corporate structure is set forth in the following chart:

* On August 7, 2008, C3 Capital entered into an agreement to purchase 90% of the equity interests in Ehe China from Mr. Zhigang Gao for RMB900,000.  Such purchase price has not been paid as of the date of this Annual Report. The remaining 10% of the equity interest of Ehe China is owned by Changchun Master Industries Co., Ltd, which is controlled by Zhigang Gao.

** Pursuant to a certain memorandum of understanding among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li, dated August 25, 2008, C3 Capital is entitled to acquire 100% of Quartz Mine China, an entity to be formed in China (the “Option”). Such Option is to be effective upon the completion of the registration of Quartz Mine China with its local Industry and Commerce Bureau in China and shall expire on the earlier date of the following: (i) whenever C3 Capital terminates such Option; or (ii) 18 months after Quartz Mine obtains all necessary permissions and approvals for its operation from the Chinese government. Quartz Mine China has not been set up as of the date of this Annual Report. Once it is formed, we plan to purchase through Quartz Mine China the mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

Business Operations

Overview

Through our indirectly wholly-owned operating subsidiary Yili Master Carborundum Production Co., Ltd. (“Yili China”), we manufacture and sell in China mostly high quality “green” silicon carbide and some lower-quality “black” silicon carbide (together, hereinafter referred to as “ SiC ”), a non-metallic compound that is widely used in industries such as semiconductors, solar energy, ceramics, abrasives and optoelectronics.

Yili China was formed in April 2005 and commenced production in January 2006. Its present SiC production capacity is 25,500 tons per annum. The Company, through Yili China, sold an aggregate of 10,337 tons of green SiC and 295 tons of black SiC during the fiscal year ended December 31, 2010 and an aggregate of 1,205 tons of green SiC and 1,044 tons of black SiC during the fiscal year ended December 31, 2009.

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

Because of these characteristics, SiC is widely used in many growing industries in the PRC. For example, pure SiC is a natural semiconductor and thus efforts are underway to explore the possibility of replacing silicon with SiC in the semiconductor industry. SiC is most widely utilized in the solar energy (photovoltaic) industry, where it is used in precision cutting, pressure blasting, wire-sawing, and surface preparation, in addition to other processes. SiC is also used in many other industries, including the production of refractory materials and industrial ceramics as well as in the automobile, electronics, steel and nuclear industries. The PRC’s current annual demand for SiC is approximately 535,000 tons and currently available supply within the PRC is less than 535,000 tons. We believe that as the industries requiring SiC continue to grow, demand should continue to rise.

Manufacturing Process

Although a small amount of SiC can be found naturally, the vast majority of SiC is man-made. We produce SiC by smelting quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace. The material formed in the furnace varies in purity, according to the distance from the graphite resistor heat source. Colorless, pale yellow and green crystals (“green” SiC) have the highest purity and are found closest to the heat source. The color changes to blue and black at greater distance from the resistor and the darker crystals are less pure (“black” SiC). After initial processing, SiC crystals can be crushed into grains with granulation equipment and filtered using vibrating sieve machines. SiC can be further processed into fine powders so that it can be used in the production of industrial ceramic products. Most of the Company’s revenues come from the sale of green SiC.

Facilities

Yili China currently owns and operates  SiC production lines with transformer capacity of 4,600 kilovolt-amperes with corollary established production equipment and infrastructure at Yining County, Kazak Autonomous Prefecture, Xinjiang Uygur Autonomous Region of the PRC.

In addition, the Company owns production lines with an aggregate production capacity of SiC of 25,500 tons per year in Yili Hasake Autonomous State of Xinjiang Autonomous Region. The construction of the first, second, and third production lines were finished in November of 2009 and March and November of 2010, respectively. The three new lines commenced operating in May and June of 2010 and January of 2011, respectively. Subject to further approval of the Board of Directors of the Company, we may plan to construct a powder production line and a granulation workshop in Yili.

The Company is also planning a 34,000-ton green SiC project with four furnaces in Ehe of the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals (the “Ehe New Project”). The Company selected the site for the project because of its proximity to sources of electricity, petroleum coke and quartz. We will need to raise additional financing to commence and complete this project and there can be no assurance that such financing will be available, or if available, that it will be available on acceptable terms.

Principal Suppliers and Sources of Raw Materials

The manufacturing of our product requires two main components as raw materials, along with electricity: quartz and petroleum coke. We have ready access to sufficient sources of raw materials, and we believe that we will not in the future be required to rely on any single supplier to operate.

Silicon is the principal component of SiC and is extracted from quartz.  The Company purchases quartz in the form of quartz-silicon pebbles from local suppliers and from local farmers and peasants who collect the pebbles from the bed of the Erchis River in Xinjiang. Because the pebbles are collected without the permission of the PRC Government, we are seeking to complete the purchase of the equity interests of Quartz Mine China, which has confirmed reserves of approximately 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz. If such rights are obtained and the Company completes the purchase, the Company intends to construct a mine to recover quartz from the property commencing in or around May 2012. It currently costs approximately $10.00 to mine one ton of quartz. Our management estimates that the mine can satisfy the Company’s raw material needs for quartz for the next ten years. Quartz Mine China has not yet been set up as of the date of this Annual Report.

            Petroleum coke is provided to the Company by China National Petroleum Corporation, through its various refineries and branches, as well as China Petroleum and Chemical Corporation. Our production facility and smelters are located very close to the Karamai oil field, one of the four major oil fields in China, with approximately 5 million tons of annual petroleum coke output, which far exceeds the Company’s needs for petroleum coke for its SiC production. Therefore, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs.

The Company’s source of electricity is the Hydropower Center of the Yili River Construction and Management Bureau of the Xinjiang Water Department. Hydropower production can be up to 50% less in the winter drought season. However, based on the Company’s past experience and its relationships with its supplier, the Company anticipates that its supplier will be able to, and will, supply to the Company all of the Company’s requirements for electricity throughout all seasons of the year. The Company believes that it has a competitive advantage because most of its competitors rely on electricity generated by coal burning power plants, whereas the electricity supply for the Company’s production is supported by hydropower plants, which is less costly and more environmentally friendly. The average price to the Company for electricity is approximately 0.265RMB/kwh for hydropower, while the average cost for coal-generated electricity paid by the Company’s competitors is not less than 0.38RMB/kwh.

	Item	Percentage
Yihe Hydro Center	Electricity	100%
Xinjiang Jufeng Trading Co., Ltd	Petrol coke	35%
Altay Zhengxin mine Co., Ltd	Quartz	100%

Principal Customers

The following table sets forth our five largest customers, in terms of revenues of the aggregate of green SiC and black SiC we sold to them during the fiscal years ended December 31, 2010 and 2009. Our five largest customers accounted for an aggregate of 61.5% in the products we sold in 2010.

Fiscal Year 2010:

Customer’s Name	Revenues	Percent in Total Products We Sold
Jiangsu Dayang Silicon Powder Co., Ltd	2,664,676	20.6%
Guiqing Silicon Powder Co., Ltd	1,539,393	11.9%
Henan Kangtai Silicon Powder Co., Ltd	1,528,450	11.8%
Jiangsu Jinsha Silicon Powder Co., Ltd	1,157,219	8.9%
Zaozhuang Xinfa Grinding Co., Ltd	1,067,742	8.3%
Total	7,957,481	61.5%

Fiscal Year 2009:

Customer’s Name	Revenues	Percent in Total Products We Sold
Urumqi Tianlide Industry and Trading Co., Ltd	232,762	13.1%
Zhoucun Silicon Carbide Co., Ltd	183,253	10.3%
Shuangyashan Poly Silicon Carbide Co., Ltd	145,806	8.2%
Xuchang Dongfang Grinding Co., Ltd	141,136	7.9%
Tengzhou grinding medium Co., Ltd	118,577	6.7%
Total	821,534	46.3%

Marketing

The Company established a marketing department after it began to expand its SiC production capacity since October 2008. In April, 2010, the Company set up a sales office and hired three sales persons in Zhengzhou of Henan Province. The Company deploys a relatively direct marketing strategy by conducting extensive market research and sending our sales personnel to visit and communicate with customers in person. This approach also enables the Company to quickly obtain customers’ feedback on its products therefore to improve the quality of its products. The Company also has engaged an advertising agency to promote the Company’s products in the industry. In addition, the Company believes that it has a good reputation in the industry through its participation in the China Abrasives Industry Association, seminars, conferences and other contacts.

Seasonality of Business

The Company’s business is not subject to seasonal trends.

Backlogs

As of December 31, 2010, the Company had no order or supply backlogs.

Competition

There are over 100 manufacturers of SiC in China. The Company believes that Xinjiang Longhai Silicon Carbide Co., Ltd (“Longhai”) located in the Xinjiang province of the PRC and Gui Qiang Silicon Carbide Co., Ltd. (“Gui Qiang”) located in Qinghai Province, are the Company’s major competitors. Longhai and Gui Qiang are, respectively, the largest and the second largest green SiC producers in China, with respective market share of approximately 20% and 15% for the fiscal year 2010.

As smelting is an important process to the production of different types of SiC, the construction of smelters becomes the key factor of defining the competitive position of an SiC manufacturer. Several fundamental issues will continue to constrain the construction of SiC smelters for the foreseeable future. First, the SiC production landscape in China is dominated by small and inefficient players. SiC smelters are large, expensive facilities that require a great deal of capital to construct. We believe that these small manufacturers lack the capital and scale necessary to rapidly construct smelters to meet the market demand for SiC. Second, recent implementation of new environmental regulatory measures has made government approval of new construction difficult to obtain.

SiC production is an industry with high barriers to entry, and therefore, is relatively exclusive. The Company principally faces competition from companies such as Longhai and Gui Qiang, but does not anticipate competition from new companies in the near future.

With respect to its strategy to compete with larger SiC players, the Company always positions itself by utilizing what we believe are its unique competitive advantages described below.

Cheap Raw Materials

As set forth above, the three main cost components of SiC production are (in order or price with highest first) petroleum coke, electricity, and quartz. Due to the close proximity of four major oil fields that annually produce approximately 5 million tons of petroleum coke, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs. The Company also has access to cheap electricity due to its proximity to local hydroelectric facilities. The Company’s cost of 0.265 RMB/kwh represents an approximate 30% discount to that of the Company’s main competitor, Gui Qiang. Last, the Company’s operating facility is located near properties in Aletai in Xinjiang Uygur Autonomous Region of the PRC, which has confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz based on a geographical report issued by Xinjiang Nonferrous Metal Geographical Survey Team Technology Commission on August 30, 2003. The Company has entered into a Memorandum of Understanding with Zhigang Gao and Ping Li for an option to purchase for $50,000 the equity interests of Quartz Mine China, an entity to be formed by them which will seek, and expects to obtain from the PRC government, exploration and mining rights to such property. The Company anticipates that if such rights are obtained (of which there can be no assurance) and the Company exercises its option to acquire the equity interests in Quartz Mine China, the Company will have sufficient quartz for its production of SiC for the next ten years.

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

Support from local government and businesses

Through Yili China the Company maintains a meaningful relationship with local government and business in Xinjiang Province, PRC. Yili China is the first business entity that operated in the Yining East Industrial Park of Xinjiang Uygur Autonomous Region of the PRC, and the Company’s management team has been closely working with the local government since 2005. The Company has received support and assistance from local businesses. Yili China has already obtained permission to construct its proposed SiC processing facility in Xinjiang. Further, the Company’s relatively remote location in Xinjiang Province coupled with such Province’s low population density reduces the risk of potential regulatory constraints impeding the Company’s further expansion in the future.

Intellectual Property

Patents

The Company believes that it has proprietary know-how regarding the construction and operation of furnaces that will enable it to reduce costs and increase productivity in the smelting process through waste heat recovery, effluent recycling and exhaust reduction techniques. The Company does not believe that it would be advantageous to it to disclose such technology and has therefore chosen not to apply for a patent or patents regarding such technology.

Trademarks

The Company presently does not have any trademarks, although it intends to apply for a trademark in the PRC regarding its name and logo.

Research and Development

Please refer to the “Intellectual Capital / Technology” under the Section “Competition” herein for details of the Company’s research and development activities. The Company has no expenses for its research and development for the years ended December 31, 2010 and 2009.

Government Regulation

The Company is or will be subject to laws, rules and regulations of the PRC and local governments regarding the discharge of waste materials into the environment, the operation of its mining operations and the quality of its products. SiC manufacturing is a restricted industry under the PRC Catalogue for the Guidance of Foreign Investment Industries and other relevant regulations. Annual production of SiC cannot exceed an approved amount. Currently, we have approved amount of 30,000 tons each year and we may be able to apply for an increase in the approved amount if the Company plans to expand.

Environmental Compliance

The Company always adopts an environmentally friendly strategy in its production and development. The Company’s production of SiC is supported by hydropower plants, which are more cost-effective and less pollutant than most of the coal burning power plants. The Company has also developed a technique that can capture carbon monoxide created during the smelting process and use it to reduce its fuel costs.

Our current production facilities have passed the environmental protection review by the Environmental Protection Bureau of Yining County of Yili Hasake Autonomous State of Xinjiang Uygur Autonomous Region (the “Yining Environmental Protection Bureau”) in October of 2007. The Yining Environmental Protection Bureau allocated certain permissible emission amounts of SO2 (i.e. sulfur dioxide) and CODcr (i.e. chemical oxygen demand) to each of the manufacturers under its jurisdiction. So far, the Company has controlled its emission of SO2 and CODcr far below permissible levels, and we have not violated any environmental regulations.

Employees
As of March 17, 2011, we had 365 employees, of whom 77 were executive and administrative personnel and 288 were manufacturing personnel.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease is for one year with an annual rental rate of $7,500.

Our operating facilities are located at Zone A, Industry Zone of Yining County of Yili Hasake Autonomous State under Xinjiang Uygur Autonomous Region of the PRC. On October 28, 2008, the Company paid $790,934 to obtain the land use right for fifty years for nearly 107,214 square meters of land where our operating facilities are located.  In this location we have built three new production lines, each line is composed of 6 furnaces, and we have constructed factory buildings covering an area of approximately 32,000 square meters, as well as an employee’s dormitory building with a construction area of 3,751 square meters. Our office building of 4,167 square meters is still under construction. We also own and keep in the facility new equipment for our new production lines, which include the following:

Item	Unit
5 ton crane	3
110KV transformer	1
Automatic raw material supply system	3

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, the Company was not a party to any pending or threatened legal proceeding.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this Annual Report, we had three classes of equity securities: (i) Common Stock, par value $.001 per share, 3,418,648 shares of which were outstanding as of March 31, 2011; (ii) Series A Convertible Preferred Stock, par value $.001 per share, 996,186 shares of which were outstanding as of March 31, 2011; and (iii) Series B Convertible Preferred Stock, par value $.001 per share, 920,267 shares of which were outstanding as of March 31, 2011. We also had warrants to purchase 2,490,465 shares of common stock issued and outstanding as of March 31, 2011. Our Common Stock was approved for quotation on the OTC-BB on September 1, 2009. Our Common Stock is currently quoted on the OTC-BB under the symbol “MAST.” However, since September 1, 2009 there has been no trading of our Common Stock.

Stockholders

As of March 31, 2011, there were approximately 43 holders of record of our Common Stock.
Dividends

Common Stock

We have never paid dividends on our Common Stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 18, 2009 (which replaces certain Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 12, 2009 of the Company’s Delaware predecessor, hereinafter, the “Certificate of Designation of Series A Stock”), the holders of our Series A Stock are entitled to dividends payable at the rate of six percent (6%) per annum of the then effective liquidation preference of the Series A Stock. Dividends begin to accrue on the date of issuance of the Series A Stock and are payable quarterly in arrears, on January 1, April 1, July 1 and October 1 of each year. The Certificate of Designation of Series A Stock is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2008.

As of December 31, 2010, we issued to the Series A Stock holders a total of 1,243,615 shares of our Common Stock. As of the date of this Report, the Company has issued an aggregate of 1,393,048 shares of Common Stock as dividends to the holders of Series A Stock.

Series B Convertible Preferred Stock

Holders of our Series B Stock are not entitled to dividends pursuant to the Certificate of Designations of Series B Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans under which our securities may be issued as of the date of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

The Company’s present SiC production capacity is 25,500 tons per annum. The construction of the three new production lines was finished in 2010. Two lines began production during 2010, and the third line began trial production at the end of 2010. The capacity of each line is 8,500 tons per annum.

Results of Operations for the Fiscal Years ended December 31, 2010 and 2009

The following tables and analysis show the operating results of the Company for the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Revenues	$12,948,096	$1,775,559	629%
Cost of revenues	9,803,074	1,841,836	432%

Gross profit (loss)	3,145,022	(66,277)	(4,845%)

General and administrative expenses	2,935,460	1,646,794	78%

Total operating expenses	2,935,460	1,646,794	78%

Profit (loss) from operations	209,562	(1,713,071)	(112%)

Interest income	101,186	64,051	58%
Other income (expenses)	7,386	490	1,407%

Total other income (expenses)	108,572	64,541	68%

Profit (loss) before income taxes	318,134	(1,648,530)	(119%)

Income tax provision	85,155	39,526	115%

Net profit (loss)	$232,979	$(1,688,056)	(114%)

Net Revenues

We generated sales revenues of $12,948,096 and $1,775,559 for the fiscal years ended December 31, 2010 and 2009, respectively. The total revenues of fiscal years 2010 and 2009 include the following:

Item	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Green silicon:
Selling volume (ton)	10,337	1,205	758%
Average price in US dollars	1,232.78	918.68	34%
Subtotal	12,743,283	1,107,013	1,051%

Black silicon:
Selling volume (ton)	295	1,044	(72%)
Average price in US dollars	694.28	640.37	8%
Subtotal	204,813	668,546	(69%)

Total	12,948,096	1,775,559	629%

       The Company added three new 8,500-ton production lines in 2010. The construction of the three lines was finished in November of 2009, March and November of 2010, respectively. The total output of the three new silicon carbide production lines in 2010 was 12,083 tons per annum. During the same period of last year, the total output of the old line was only 2,375 tons.

Compared to the same period last year, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market prices of green SiC and black SiC increased by 34% and 8% in years 2010 and 2009, respectively. The market prices of green SiC were $1,261 and $1,275 per ton in January and February of 2011, respectively. Based on this data, management believes that the price of SiC will be stable in 2011.

Because the output of our SiC increased substantially in 2010, the Company sold 10,337 tons of green SiC and 295 tons of black SiC in year 2010. The Company only sold 1,025 tons of green SiC and 1,044 tons of black SiC in year 2009. The sales volume of green SiC in 2010 increased by nearly 758%, compared to the same period last year. Since the selling price of the green SiC also increased by nearly 34%, the Company’s net revenue reached $12,948,096 and increased by 629%, compared to the net revenue of $1,775,559 in year 2009.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the fiscal years ended December 31, 2010 and 2009 were $9,803,074 and $1,841,836, respectively.

During 2010, the construction of our three new 8,500-ton production lines was finished and two of our new lines began to produce green SiC in 2010 and the third line began producing in January 2011. Even though it took a few months for trial production and technical improvement, the Company still produced nearly 12,083 tons of SiC in 2010, compared to roughly 2,375 tons of SiC produced in 2009. Because we apply advanced technology to these new lines, the efficiency and effectiveness of new lines has been greatly improved. For the new lines, a unit of SiC only consumes approximately 1.8 tons of quartz and 1.54 tons of petrol coke, whereas the old lines would require roughly 2.21 tons and 1.82 tons, respectively. Therefore, the average production costs in year 2010 are nearly 15% lower than the same period last year, even though the price of petrol coke, one of the raw materials, increased by 20% in 2010.

Gross Profit

During the fiscal year ended December 31, 2010, we had gross profit of $3,145,022 and the gross profit margin was approximately 24.29%. In the same period last year, we had a gross loss of $66,277. The increase of our profit is mainly due to the following three reasons: (1) the Company produced and sold more SiC; (2) the selling price of green SiC increased by a significant amount in the fiscal year of 2010; and (3) the quantity of the consumed raw materials per unit of SiC manufactured was much lower than the comparable period in 2009.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight, related salaries, professional fees, depreciation and travel expenses. Operating and administrative expenses were $2,935,460 for the fiscal year ended December 31, 2010, as compared to $1,646,794 for the prior year, an increase of $1,288,666. This increase was mainly due to increased operating expenses such as new employee’s salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
G&A
Stock-based compensation	$-	$74,700	(100%)
Shipping and outbound freight fee	1,045,042	188,383	455%
Professional fees	153,092	208,047	(26%)
Travel expenses	109,347	59,176	85%
Products tax and related taxes	47,131	99,544	(53%
Welfare and benefits	710,634	429,737	65%
Social insurance	33,233	32,774	1%
Depreciation expenses	39,504	25,052	58%
Amortization expenses	25,148	28,759	(13%)
Public Relations expenses	50,334	42,886	17%
Motor car expenses	52,206	37,328	40%
Office expenses	403,813	226,612	78%
Interest	56,750	-
Provision for bad debts	52,290	50,245	4%
Others	156,936	143,551	9%
Total	$2,935,460	$1,646,794	78%

Operating Profit

Our operating profit was $209,562 for the fiscal year ended December 31, 2010, as compared to a loss of $1,713,071 for 2009, an increase of $1,922,633. Our increase in operating profits for the fiscal year ended December 31, 2010 was mainly due to revenues generated from the sales of our product that was produced by the new production lines.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for Yili China during the 2010 fiscal year was $85,155.

Net Profit

Net profit for the fiscal year ended December 31, 2010 was $232,979, compared to a loss of $1,688,056 for 2009. Such increase of net profit of $1,921,035 is a result of the increase in the revenues generated by the Company for the fiscal year of 2010 exceeding the aggregate increase of expenses and costs. Since two new 8,500-ton production lines were in full capacity production in 2010, the production cost of green SiC was lower than last year. Production costs in 2010 were lower than the year before primarily because we are producing more tons and we are using newer and more efficient equipment. The efficiency and effectiveness of the new lines has greatly improved our cost savings. Due to our newly expanded production and sales, the general and administrative expenses have increased. The Company made a small net profit for the fiscal year ended December 31, 2010 compared to a net loss for the same period last year.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,987,041. Compared to 2009,cash and cash equivalents decreased by $4,207,006, most of which most was used for the construction and the purchase of equipment for the three new production lines.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Net cash provided by (used in) operating activities	$(795,894)	$(2,885,172)	(72%)
Net cash used in investing activities	(6,399,399)	(9,194,698)	(30%)
Net cash provided by (used in) financing activities	2,969,200	11,454,297	(74%)
Effect of exchange rate changes on cash	19,087	1,670	1,043%
Net increase (decrease) in cash and cash equivalents	(4,207,006)	(623,903)	574%
Cash and cash equivalents, beginning of period	6,194,047	6,817,950	(9%)
Cash and cash equivalents, end of period	$1,987,041	$6,194,047	(68%)

Operating Activities

Net cash used in operating activities was $795,894 for the fiscal year ended December 31, 2010, compared to an amount of $2,885,172 net cash that was used in operating activities in 2009. The decrease of net cash used in operating activities was mainly due to the fact that the Company sold more green SiC than the same period last year, which resulted in more cash provided by operating activities. The Company spent more cash on the purchase of raw materials during the fiscal year of 2010, yet gained more cash from the sales of SiC products. Therefore, the total cash used in operating activities was lower than same period of last year. During  2010, the Company’s total revenues increased by nearly 628%.

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2010 was $6,399,399, compared to an amount of $9,194,698 net cash that was used in investing activities for 2009. On February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation (“CSC”) on an unsecured basis at an annual rate of 6% for a term of one year. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to CSC. The Second Loan was made to fund CSC’s working capital. The Second Loan is interest free and was repaid on April 21, 2010. The rest of the cash was used for the construction of new production lines including construction costs and new equipment purchase. Besides the $1,000,000 loan made to CSC, the Company invested the rest of the money for the construction of the new lines. Since the construction of the first and the second lines was finished in 2010, we had less cash used in investing activities than last year. The Company spent $5,399,399 in building the new lines in 2010 and $10,054,126 in 2009.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 totaled $2,969,200, compared to $11,454,297 in 2009. The net cash provided by financing activities for the fiscal year of 2010 was mainly attributable to a bank loan of $2,954,428 that the Company received on January 4, 2010 from Bank of China. However, on November 12, 2009, the Company received gross proceeds of $10,000,000 by selling to China Hand Fund I, LLC and/or its successor and assigns a promissory convertible note, which was automatically converted into 920,267 shares of the Series B Convertible Preferred Stock of the Company.

Inventories

Inventories consisted of the following as of December 31, 2010 and 2009:

	31-Dec-10	31-Dec-09
Raw materials	$306,249	$471,690
Finished goods	2,352,406	462,314
Work in progress	316,541	67,281
Total	$2,975,196	$1,001,285

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2009, the increase of inventories is mainly attributable to the largely increased finished goods as a result of the operation of our three new production lines in operation in 2010.

Property and Equipment

The following is a summary of property and equipment at December 31, 2010 and 2009:

	31-Dec-10	31-Dec-09
Buildings	6,480,400	243,972
Machinery and equipment	5,135,138	614,565
Motor vehicles	299,417	236,933
Office equipment	96,572	45,691
Less: accumulated depreciation	(634,569)	(141,792)
Property and equipment, net	11,376,958	999,369

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended for a year with the same rate of rent until August 31, 2010. On September 1, 2010, we extended the lease with the same rate of rent for another one year.

Our operating facilities are located at Zone A, Industry Zone of Yining County of Yili Hasake Autonomous State under Xinjiang Uygur Autonomous Region of the PRC. On October 28, 2008, the Company paid $790,934 to obtain the land use right for fifty years for nearly 107,214 square meters of land where our operating facilities are located. On such property, we have constructed temporary factory buildings covering an area of approximately 2,600 square meters, as well as our office building of 350 square meters and an employee’s dormitory building with a construction area of 350 square meters. The land on which all the buildings are located has an area of approximately 33,333 square meters. The purchase of such land use right is to satisfy the need of our ongoing construction of our new furnaces and to expand our operations.

Accounts Payable

Accounts payable amounted to $2,586,381 and $1,257,657 as of December 31, 2010 and 2009, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $1,328,724 in accounts payable was mainly due to our increased purchase of raw materials, including quartz, petrol coke and electricity. Also, at the same time, the prices of both petro coke and electricity have increased more than 10% in 2010. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 20% of the total amount of accounts payable as of December 31, 2010.

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

Bad Debts

The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit only to its relatively large customers with a good credit history.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each period-end.  Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past. However, to be conservative, we record some bad debt allowance if accounts receivable is more than one year.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the years ended December 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

Not applicable

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the Company as of March 31, 2011. Some of our directors are residents of the People’s Republic of China (the “PRC”). As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position/Title With the Company

John D. Kuhns	61	President, Chief Executive Officer and Director

Mary E. Fellows	49	Executive Vice President, Secretary and Director

Lin Han	40	Chief Financial Officer

James Tie Li	43	Director

Shadron Stastney	42	Director

Yousu Lin	58	Director

Zhigang Gao	41	Director

The business background of our directors and officers is as follows:

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

Mr. Zhigang Gao has been appointed as a Company director since September 26, 2008. Mr. Gao has been the manager of Yili China, the chairman of Changchun Master Industries Co., Ltd. (“Changchun Master”), the controlling shareholder prior to the Company’s purchase (through C3 Capital) of Yili China, and the president of Xinjiang Ehe Mining and Metallurgy Co., Ltd. Mr. Gao has been engaged in the applied research of SiC, silicon, organic silicon and  preparation of polycrystalline silicon material for many years. In all the enterprises Mr. Gao has been managing, he is the main technology leader. He is an expert in the field of SiC and semiconductor materials in China. Mr. Gao holds a bachelor’s degree and a master's degree in chemistry from Northeast Normal University in China.

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

Committees of the Company’s Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. James Tie Li qualifies as a financial expert within the meaning of Item 407(d)(5) of Regulation S-K. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is sufficiently small so as to permit our directors to give sufficient time and attention to such matters. The Company intends to establish the referenced three committees in the future to improve the Company’s internal control and governance. Mr. Shad Stastney would qualify as “independent directors” under NASDAQ Stock Market Rule 5605(a)(2).

We do not currently have procedures by which our security holders may recommend nominees to our Board of Directors. In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate’s qualifications. The Board will request such information as:

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

The Company does not currently have a process for security holders to send communications to the Board.

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

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2010:

Name	Date of Reporting Event	Required Filing Date	Date of Filing
John D. Kuhns	7/1/2010	7/5/2010	3/9/2011
	10/1/2010	10/5/2010	3/9/2011
Mary E. Fellows	7/1/2010	7/5/2010	3/9/2011
	10/1/2010	10/5/2010	3/9/2011
Dr. Yousu Lin	7/1/2010	7/5/2010	3/9/2011
	10/1/2010	10/5/2010	3/9/2011

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

 Executive Compensation

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for the years ended December 31, 2010 and 2009:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation (4)	Total ($)
John D. Kuhns (1)	2010	175,000		-	-	-	-	-	175,000
	2009	175,000		-	-	-	-		175,000
Mary E. Fellows (2)	2010	100,000		-	-	-	-		100,000
	2009	100,000		-	-	-	-		100,000
Lin Han (3)	2010	52,941		-	-	-	-		52,941
	2009	52,941		-	-		-		52,941

(1) Mr. Kuhns is currently Chief Executive Officer, President and a director of the Company. He was appointed as the Company’s interim Chief Financial Officer from 09/02/2008 through October 28, 2008.

(2) Ms. Fellows is currently Executive Vice President, Secretary and a director of the Company.

(3) Mr. Han is currently Chief Financial Officer of the Company.

Employment Agreements

None of our employees was subject to a written employment agreement during the year ended December 31, 2010.

Director Compensation

Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2010. No equity awards were made during the fiscal year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2010.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2010, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2011 by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Report, there were outstanding 3,418,648 shares of Common Stock, 996,186 shares of Series A Stock, 920,267 shares of Series B Stock and warrants to purchase 2,490,465 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	2,377,027	(3)	42.78%
Common Stock	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	2,377,027	(3)(4)	42.78%
Common Stock	Mary E. Fellows 558 Lime Rock Road Lime Rock, Connecticut 06039	792,150	(5)	19.18%
Common Stock	Zhigang Gao The High-tech Building 9F, No.3003 Qianjing Street High-tech Development Zone in Changchun City PRC, 130024	925,000	(9)	27.06%
Common Stock	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	792,150	(6)	19.18%
Common Stock	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	19,014,833	(7)	88.66%
Common Stock	James Tie Li 22 Berkshire Way, East Brunswick, NJ 08816	0	(8)	—
Common Stock	Shad Stastney 126 East 56th St. 7th Fl, New York, NY 10022	0		—
Common Stock	Hong Zhao 22 Berkshire Way, East Brunswick, NJ 08816	675,000	(8)	19.74%
Common Stock	Lin Han A3 Yong’anli, No.1 Building A, 23rd Fl., Jianguomenwai Ave., Chaoyang District, Beijing, China 100022	0		—
Common Stock	All officers and directors as a group (7 persons)	4,886,327	(10)	69.99%

Series A Preferred	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	Mary E. Fellows 558 Lime Rock Road	56,997		5.72%
Series A Preferred	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	56,997		5.72%
Series A Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	705,993		70.87%
Series A Preferred	All officers and directors as a group (3 persons)	285,022		28.61%

Series B Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	920,267		100%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of the date of this report by the person indicated. The total number of shares of our Common Stock outstanding on the date of this report was 3,418,648 shares.

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

(7) Includes (i) an aggregate of 7,059,929 shares of Common Stock issuable upon conversion of an aggregate 705,993 shares of Series A Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund; (ii) an aggregate of 9,202,670 shares of Common Stock issuable upon conversion of an aggregate 920,267 shares of Series B Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund; and (iii) 1,764,982 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Vicis Capital Master Fund.

(8) The share number disclosed herein does not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former CFO.

(9) Includes a total of 925,000 shares of Common Stock issued to Mr. Gao.

(10) Includes an aggregate of (i) 1,323,553 shares of Common Stock that have been issued; (ii) 2,850,219 shares of Common Stock issuable upon conversion of an aggregate 285,022 shares of Series A Stock which are immediately convertible into Common Stock at the option of such persons; and (iii) 712,555 shares of Common Stock issuable upon the exercise of immediately exercisable warrants held by such persons. The shares disclosed herein do not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former CFO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We do not have an established policy regarding related transactions.

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended for a year with the same rate of rent until August 31, 2010. On September 1, 2010, we extended the lease with the same rate of rent for another one year.

On January 1, 2010, the Company entered into a Management Service Agreement, where the Company shall pay Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company paid the total management fee of $150,000 in 2010.

On September 17, 2008, Changchun Master Industries Co., Ltd. (“Changchun Master Company”) whose controlling stockholder is Zhigang Gao, our director, made a loan to Yili China in the amount of RMB 3,790,000 (or approximately $579,156.47 based on the exchange rate as of RMB1 = US$0.152812 on March 31, 2011) for the purpose of Yili China’s facility construction. Such loan is non-interest bearing, unsecured, and is payable on demand. The loan was due on September 15, 2009 and it was renewed for another year with similar terms and will continue to be renewed on a yearly basis with no set expiration date.

Aside from the loan, Changchun Master Company also advanced approximately $307,592 to Yili China for certain operating expenses from September 2, 2008 through December 31, 2009. As a result, the Company owed Changchun Master Company $886,748 as of December 31, 2010.

On February 10, 2010, the Company signed a loan agreement with China Silicon Corporation, a Delaware corporation (“CSC”) to extend a loan of $1,000,000 to fund CSC’s working capital needs. The interest rate of this loan is six percent (6%) per annum. CSC agreed to pay to the Company the principal sum of $1,000,000 and interest on December 31, 2010, but had not yet done so as of the date of this Annual Report. The Company is currently in discussions with CSC to have the principal and the accrued interest of loan repaid as soon as possible. This is a related party transaction since the Company and CSC share a majority shareholder, certain officers and directors.

On April 14, 2010, the Company extended a second loan (the “Second Loan”) of $1,172,500 to CSC to fund its working capital. The Second Loan was interest free and was repaid on April 21, 2010. A copy of the loan agreement for the Second Loan, dated April 14, 2010 is filed herewith.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters. Additionally, because the Company’s Common Stock is not currently listed for trading or quotation on a national securities exchange, we are not required to have such committees. Mr. Shad Stastney would qualify as an “independent director” under NASDAQ Stock Market Rule 5605(a)(2). James Tie Li can qualify as a financial expert on the board of directors under the definition of Item 407(d)(5) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists the fees billed by our auditors, Child, Van Wagoner & Bradshaw, PLLC, for the years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$60,000	$70,000
Audit Related Fees	21,000	14,000
Tax Fees	4,800	4,750
All Other Fees	--	--

ITEM 15.	EXHIBITS

Number	Description

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

3.5	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock; *

4.1
Form of warrant issued to the investor in the September 2, 2008 private placement. Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2008 (the “September 8, 2008 8-K”);

4.2	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Company’s annual report of fiscal year ended June 30, 2009;

4.3	Specimen of Series A Convertible Preferred Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company’s Transition Report for the period ended December 31, 2009;

4.4	Specimen of Series B Convertible Preferred Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Company’s Transition Report for the period ended December 31, 2009;

4.5
Consent and Waiver Agreement, dated November 2, 2009, between the Company and the holders of Series A Stock. Incorporated by reference to Exhibit 4.5 to the Company’s Transition Report for the period ended December 31, 2009;

10.1	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K;

10.2	Note Purchase Agreement dated September 21, 2009, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.1 to the October 27, 2009 8-K;

10.3	Convertible Note of the Company, dated September 21, 2009. Incorporated by reference to Exhibit 10.2 to the October 27, 2009 8-K;

10.4	Office Space and Infrastructure Sharing Agreement, dated September 1, 2010;*

10.5
Loan Agreement, dated February 10, 2010, between the Company and China Silicon Corporation. Incorporated by reference to Exhibit 10.5 to the Company’s Transition Report for the period ended December 31, 2009;

10.6	Loan Agreement, dated April 14, 2010, between the Company and China Silicon Corporation;*

10.7	Management Services Agreement, dated January 1, 2010, between the Company and Kuhns Brothers;*

21.1	List of Subsidiaries;*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: March 31, 2011	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer
(principal executive officer)

	By:	/s/ Lin Han
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
John D. Kuhns
Chief Executive Officer (Principal Executive Officer) and Director

/s/ Mary E. Fellows
Mary E. Fellows Executive Vice President, Secretary and Director

/s/ Shad Stastney
Shad Stastney Director

/s/ Zhigang Gao
Zhigang Gao Director

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

December 31, 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Profit (Loss)	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Master Silicon Carbide Industries, Inc.
Connecticut, USA

We have audited the accompanying consolidated balance sheets of Master Silicon Carbide Industries, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive profit (loss), changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Silicon Carbide Industries, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 31, 2011

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$1,987,041	$6,194,047
Notes receivable	364,051	30,875
Accounts receivable, net	1,532,896	74,400
Tax refundable	120,909	617,380
Inventories	2,975,196	1,001,285
Prepaid expenses	307,690	62,723

Total current assets	7,287,783	7,980,710

Deposits-fixed assets	2,028,936	3,859,366
Other receivables	46,562	28,530
Amount due from related party	1,000,000	-
Property, plant and equipment, net	11,376,958	999,369
Construction in progress	4,415,703	7,555,461
Intangible assets, net	1,416,650	1,428,078

Total assets	$27,572,592	$21,851,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,586,381	$1,257,657
Tax payable	91,534	-
Advance from customers	565,196	113,189
Other payables	209,288	142,718
Amount due to related parties	886,748	860,060
Dividends accrued	150,000	150,000

Total current liabilities	4,489,147	2,523,624

Technology payable	15,100	-
Long-term loans	4,529,875	1,464,515

Total liabilities	9,034,122	3,988,139

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued)
liquidation preference of $10.038 per share	10,000,000	9,466,295

Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,269,215 and 2,671,483 shares issued and outstanding, respectively	3,269	2,671
Additional paid-in capital	4,646,926	4,047,524
Retained (deficit)	(6,562,995)	(5,662,269)
Accumulated other comprehensive income	451,270	9,154

Total stockholders’ equity (deficit)	(1,461,530)	(1,602,920)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$27,572,592	$21,851,514

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS)
(In US Dollars)

	For The Years Ended
	2010	2009

Revenues:
Revenues	$12,948,096	$1,775,559
Cost of revenues	9,803,074	1,841,836

Gross profit (loss)	3,145,022	(66,277)

General and administrative expenses	2,935,460	1,646,794

Total operating expenses	2,935,460	1,646,794

Profit (loss) from operations	209,562	(1,713,071)

Interest income	101,186	64,051
Other income	7,386	490

Total other income	108,572	64,541

Profit (loss) before income taxes	318,134	(1,648,530)

Income tax provision	85,155	39,526

Net Profit (loss)	$232,979	$(1,688,056)

Accretion on redeemable preferred stock	$533,705	$533,712

Dividends on preferred stock	600,000	600,000

Net loss attributable to common stockholders	$(900,726)	$(2,821,768)

Comprehensive profit (loss):

Net profit (Loss)	$232,979	$(1,688,056)

Foreign currency translation adjustment	442,116	(7,367)

Comprehensive profit (loss)	$675,095	$(1,695,423)

Basic net profit (loss) per share	$(0.30)	$(1.17)

Diluted net profit (loss) per share	$(0.30)	$(1.17)

Weighted average common shares outstanding:
Basic	3,044,861	2,421,047
Diluted	22,209,391	12,408,728

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2008	1,973,751	$1,974	$2,594,676	$(414,020)	$-	$2,157,730
Conversion of Series A preferred stock dividend on January 1, 2009	149,433	149	149,851			150,000
Exercise of warrant for 40,000 shares of common stock at exercise price of $.001						400
Par Value on February 9, 2009	40,000	40	360
Series A preferred stock dividend on March 31, 2009				(150,000)		(150,000)
Series A preferred stock beneficial conversion			1,245,036	(1,245,036)		-
Offering cost			(83,089)			(83,089)
Accrete debt discount				(444,760)		(444,760)
Conversion of Series A preferred stock dividend on April 1, 2009	149,433	150	149,850			150,000
Exercise of warrant for 60,000 shares of common stock at exercise price of $.001						600
Par Value on May 12, 2009	60,000	60	540
Series A preferred stock dividend on June 30, 2009				(150,000)		(150,000)
Foreign currency translation gain					5,401	5,401
Net loss for the year				(2,025,807)		(2,025,807)
Conversion of Series A preferred stock dividend on July 1, 2009	149,433	149	149,850			149,999
Series A preferred stock dividend on September 30, 2009			(150,000)			(150,000)
Conversion of Series A preferred stock dividend on October 1, 2009	149,433	149	149,850			149,999
Series A preferred stock dividend on December 31, 2009			(150,000)			(150,000)
Amortization of deferred compensation						24,900
Series B financing cost			(9,400)			(9,400)
Accrete debt discount				(266,856)		(266,856)
Foreign currency translation gain					3,753	3,753
Net loss for the year				(965,790)		(965,790)
Balance as of December 31, 2009	2,671,483	$2,671	$4,047,524	$(5,662,269)	$9,154	$(1,602,920)
Accrete debt discount on March 31, 2010				(133,428)		(133,428)
Conversion of Series A preferred stock dividend on January 1, 2010	149,433	150	149,850			150,000
Series A preferred stock dividend on March 31, 2010				(150,000)		(150,000)
Conversion of Series A preferred stock dividend on April 1, 2010	149,433	150	149,850			150,000
Series A preferred stock dividend on June 30, 2010				(150,000)		(150,000)
Accrete debt discount on June 30, 2010				(133,428)		(133,428)
Conversion of Series A preferred stock dividend on July 1, 2010	149,433	149	149,851			150,000
Series A preferred stock dividend on September 30, 2010				(150,000)		(150,000)
Accrete debt discount on September 30, 2010				(133,425)		(133,425)
Conversion of Series A preferred stock dividend on October 1, 2010	149,433	149	149,851			150,000
Series A preferred stock dividend on December 31, 2010				(150,000)		(150,000)
Accrete debt discount on December 31, 2010				(133,424)		(133,424)
Foreign currency translation gain					442,116	442,116
Net income for the year				232,979		232,979
Balance as of Dec 31, 2010	3,269,215	$3,269	$4,646,926	$(6,562,995)	$451,270	$(1,461,530)

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	For The Years Ended
	2010	2009

Cash flows from operating activities:
Net profit (loss)	$232,979	$(1,688,056)
Adjustments to reconcile net profit (loss) to net cash
provided by (used in) operating activities:
Depreciation	477,787	116,471
Stock based compensation	-	74,700
Amortization	43,572	51,761
Allowance for bad debt	38,416	-
Changes in operating assets and liabilities:
Notes receivable - trade	(325,683)	(82,629)
Accounts receivable	(1,463,025)	(18,625)
Other receivables	(16,775)	69,865
Prepaid expenses	(237,815)	(94,421)
Inventories	(1,900,710)	(261,937)
Accounts payable and accrued liabilities	1,269,196	231,796
Other current liabilities	55,478	52,805
Advance from customers	438,769	(717,741)
Taxes refundable	(118,287)	(619,161)
Taxes payable	710,204	-

Net cash provided by (used in) operating activities	(795,894)	(2,885,172)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(5,399,399)	(10,054,126)
Advances to related parties receivable	(2,172,500)	-
Proceeds from related parties receivables	1,172,500	859,428

Net cash used in investing activities	(6,399,399)	(9,194,698)

Cash flows from financing activities:
Proceeds from loans	2,969,200	11,454,515
Due to related parties	-	(218)

Net cash provided by (used in) financing activities	2,969,200	11,454,297

Effect of exchange rate changes on cash	19,087	1,670

Net increase (decrease) in cash and cash equivalents	(4,207,006)	(623,903)

Cash and cash equivalents, beginning of year	6,194,047	6,817,950

Cash and cash equivalents, end of year	$1,987,041	$6,194,047

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	2,011	-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	600,000	600,000
Construction in progress moved to fixed assets	10,375,653	-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
December 31, 2010
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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,562,995. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

As of December 31, 2010, the cash balance in financial institutions in the United States was $1,813,674. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2010, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of December 31, 2010, the Company determined reserves for obsolescence were immaterial.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010.

Redeemable preferred stock

               On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one three year warrant to purchase 2.5 shares of the Company’s common stock (after the 1:10 reverse split). The preferred stock pays annual dividends of 6% regardless of the Company’s profitability, which dividend may be paid in common stock at the option of the Company. Each preferred share is convertible into ten shares of common stock. After December 30, 2010, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.0038 per share plus accrued but unpaid dividends. Because the preferred stock contains a redemption feature outside the control of the Company,  it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

               On September 21, 2009, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund and/or its successor and assigns, an accredited investor (the “Investor”) where in consideration of $10,000,000, the Investor purchased from the Company a convertible promissory note in a principal amount of $10,000,000, (the “Note”). The Note was due on December 31, 2009, and was automatically convertible into 920,267 shares of the Series B Convertible Preferred Stock of Master Silicon Carbide Industries, Inc., a Nevada corporation (“MSCI Nevada”), within three business days after the Company merged into MSCI Nevada, completing the Company’s reincorporation from Delaware to Nevada on or around November 2, 2009 (the “Reincorporation”). Each preferred share is convertible into ten shares of common stock. After December 31, 2011, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.087 per share.  Because the preferred stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There is no research and development costs for the fiscal year 2010 and 2009.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the fiscal year ended December 31, 2010 and 2009 are $66,525.21 and 8,201.28, respectively.

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

December 31, 2010
Balance sheet	RMB 6.6227 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.7695 to US$1.00

December 31, 2009
Balance sheet	RMB 6.8282 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.8310 to US$1.00

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

	For fiscal year ended	For fiscal year ended
	December 31, 2010	December 31, 2009
Numerator for basic net profit
(loss) per share - Profit (loss)
attributable to common	$(900,726)	$(2,821,768)
shareholders
Numerator for diluted net profit
(loss) per share - Profit (loss)	$232,979	$(1,688,056)
attributable to common
shareholders
Denominator for basic net profit
(loss) per share - Weighted	3,044,861	2,421,047
average shares of common stock
outstanding
Denominator for diluted net
profit (loss) per share -
Weighted average shares of	22,209,391	12,408,728
common stock outstanding
Basic net Profit (loss) per share	$(0.30)	$(1.17)
Diluted net Profit (loss) per share	$(0.30)	$(1.17)

 The following table shows the weighted-average number of potentially dilutive shares for the fiscal year ended December 31, 2010 and 2009:

	For fiscal year ended	For fiscal year ended
	December 31, 2010	December 31, 2009
Series A preferred stock	9,961,860	9,961,860
Series B preferred stock	9,202,670	-
Warrants	-	25,821
Total	19,164,530	9,987,681

Common Stock

As of December 31, 2010, the Company had 3,269,215 shares of Common Stock issued and outstanding.

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

From September 2, 2008 through December 31, 2010, an aggregate of 1,243,615 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

Dividend

During the fourth quarter of 2010, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008. During the fiscal year of 2010, the Company issued 597,732 shares of common stock, or $600,000 at a fair market value of Common Stock, as payment of the dividend of Series A Preferred Stock. As of December 31, 2010, dividend payable remains $150,000 unpaid.

Warrants

                  On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. The outstanding warrants will be terminated on September 1, 2011. The following table summarized the warrant activity during the fiscal year of 2010 and 2009:

	Number of shares	Weighted average
		exercise price
Outstanding, December 31, 2008	2,590,465	$1.20
Exercised	(100,000)	0.01
Outstanding, December 31, 2009	2,490,465	1.25
Exercised	-	-
Outstanding, December 31, 2010	2,490,465	$1.25

                The Company issued warrants in connection with financing instruments. The Company analyzed the warrants in accordance with ASC Topic 815 to determine whether the warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the warrants meet the scope exception of ASC Topic 815, which is that contract issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.

               The warrants contain standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization, and a change of control transaction; the warrants do not have “down-round protection”. The warrants meet the conditions for equity classification pursuant to FASB ASC 815 “Derivatives and Hedging” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Therefore, these warrants were classified as permanent equity.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

                As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through December 31, 2010, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – NOTES RECEIVABLE

                   Notes receivable at December 31, 2010 and December 31, 2009 consisted of the following:

	31-Dec-10		31-Dec-09
Customer Name	Amount	Term	Amount	Term
Tengzhou Tongfeng Grinding
Medium Co., Ltd	$15,100	5 months $	-
Tengzhou Shengtai Grinding Medium
Co., Ltd	53,845	6 months	-
Zaozhuang Xingfa Grinding Medium
Co., Ltd	37,749	2 months	-
Henan Kangtai Silicon Powder Co., Ltd	226,494	5 months	-
China Silicon Corporation	30,863	1 month	-
Jiangyin Huahong Silicon Powder
Co., Ltd	-		30,875	3 months
Total	$364,051		$30,875

NOTE 4 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at December 31, 2010 and 2009 were as follows:

	31-Dec-10	31-Dec-09

Accounts receivable	$1,579,750	$81,758
Allowance for bad debts	(46,854)	(7,358)
Accounts receivable, net	$1,532,896	$74,400

NOTE 5 – INVENTORIES

Inventories at December 31, 2010 and December 31, 2009 consisted of the following:

	31-Dec-10	31-Dec-09

Raw materials	$306,249	$471,690
Finished goods	2,352,406	462,314
Work in progress	316,541	67,281
Total	$2,975,196	$1,001,285

NOTE 6 – RELATED PARTY

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

                  According to Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company totally paid the management fee of $150,000 in 2010.

                  On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor” or “CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to Debtor to fund working capital needs. The actual controlling shareholder of Creditor and Debtor is the same one. The interest rate of this loan is six percent (6%) per annum. Debtor promised to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010. However, CSC has not yet paid off the note.  Debtor delivered a promissory note of US $1,000,000 to Creditor. On April 14, 2010, the Company extended another loan (the “Second Loan”) of $1,172,500 to Debtor. The Second Loan was made to fund CSC’s working capital. The Second Loan is interest free and was repaid on April 21, 2010.

                    As of December 31, 2010 and December 31, 2009, the Company owed Changchun Master Company $886,748 and $860,060, respectively, whose stockholder is Zhigang Gao and who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 7 – DEPOSITS – FIXED ASSETS

                  Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at December 31, 2010 and December 31, 2009 consisted of the following:

	31-Dec-10	31-Dec-09

Deposit for buildings	$452,915	$1,469,348
Deposit for equipment	1,576,021	2,390,018
Total	$2,028,936	$3,859,366

NOTE 8 – INTANGIBLE ASSETS

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

Intangible assets at December 31, 2010 and December 31, 2009 consisted of the following:

	31-Dec-10	31-Dec-09

Land use right	$815,918	$790,934
Production license	709,258	688,214
Software	11,530	3,041
Less: accumulated amortization	(120,056)	(54,111)
Total	$1,416,650	$1,428,078

NOTE 9 – PROPERTY AND EQUIPMENT

                    Property and equipment at December 31, 2010 and December 31, 2009 consisted of the following:

	31-Dec-10	31-Dec-09

Buildings	$6,480,400	$243,972
Machinery and equipment	5,135,138	614,565
Motor vehicles	299,417	236,933
Office equipment	96,572	45,691
Less: accumulated depreciation	(634,569)	(141,792)
Property and equipment, net	$11,376,958	$999,369

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the fiscal year ended December 31, 2010 was $477,787, of which $39,504 was included in G&A expense and $438,283 was included in cost of revenue. During the same period of last year, depreciation expense was $116,471, of which $25,052 was included in G&A expense and $91,419 was included in cost of revenue.

NOTE 10 – CONSTRUCTION IN PROGRESS

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

	31-Dec-10	31-Dec-09

Buildings	$2,469,145	$1,235,278
Construction in progress	812,726	3,020,106
Equipment	775,382	2,586,123
Capitalized interest	75,422	17,730
Others	283,028	696,224
Total	$4,415,703	$7,555,461

                    Total capitalized interest for the fiscal year ended December 31, 2010 was $325,511. For the same period of last year, total capitalized interest was $17,730.

NOTE 11 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,509,958 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $3,019,917 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by the building, machinery and equipment of Yili China. The principal amount will be due at the maturity date.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2010	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,509,958	$97,845	$97,845	$79,349	$-
Yili branch, Bank of China	6.48%	3-Jan-13	3,019,917	195,691	195,691	195,691	1,631
			$4,529,875	$293,536	$293,536	$275,040	$1,631

NOTE 12 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2010 and December 31, 2009. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

                    C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax.

PRC

                    Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. The tax provision was $85,155 and $39,526, respectively, for the fiscal years ended December 31, 2010 and December 31, 2009.

	For fiscal year ended	For fiscal year ended
	December 31, 2010	December 31, 2009
Income (loss) before income tax
United States	$(509,355)	$(642,667)
China	$829,415	$(1,005,313)
Total	320,060	(1,647,980)
Provision for income taxes
Current income tax	$85,155	$39,526
Deferred income tax	-	-
Total	$85,155	39,526
Effective worldwide tax rate	26.6%	-2.4%
Reconciliation of effective income tax rate
Stautory U.S. tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Valuation allowance - US only	39.8%	-9.7%
Valuation allowance - PRC only	-	-15.3%
PRC NOL utilized	-38.2%	-
Other, net	-	-2.4%
Effective worldwide tax rate	26.6%	-2.4%

                   During the fiscal year of 2010, the United States entity had a net operating loss of $509,355 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was 39.8%. At the same time, the Chinese entity had a net income before income tax of $829,415. The PRC tax authority allowed part of the PRC NOL to be used when calculating income tax. The PRC NOL utilized ratio was -38.2%.

                   During the fiscal year of 2009, the United States entity had a net operating loss of $642,667 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was -9.7%. At the same time, the PRC entity had a net operating loss of $1,005,313 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the Chinese side was -15.3%.

                   No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

                   There is no material unrecognized tax benefit as of December 31, 2010 and 2009.

                   Current tax of $85,155 for the fiscal year ended December 31, 2010 was paid for PRC income tax. Income tax for the fiscal year ended December 31, 2009 was $39,526 which was also paid for PRC income tax.

NOTE 13 – CUSTOMER CONCENTRATIONS

Customers, those with sale-percentages over 10%, have been listed as follows:

	31-Dec-10	31-Dec-09
Jiangsu Dayang Silicon Powder Co., Ltd	20.6%
Guiqing Silicon Powder Co., Ltd	11.9%
Henan Kangtai Silicon Powder Co., Ltd	11.8%
Urumqi Tianlide Industry and Trading Co., Ltd		13.1%
Zhoucun Silicon Carbide Co., Ltd		10.3%

                     Vendors, those with purchasing-percentages over 10%, have been listed as follows:

	31-Dec-10	31-Dec-09
Yihe Hydro Center	31%	35%
Xinjiang Jufeng Trading Co., Ltd	21%
Xingjiang Huayu Energy Co., Ltd	15%
Karamay Rongtai Chemical Co., Ltd		12%

NOTE 14 - FOREIGN OPERATIONS

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

NOTE 15 – SUBSEQUENT EVENT

On January 1, 2011, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends. The Company has evaluated subsequent events from the balance sheet date through when the report is issued.