Form 10-K/A
period 2010-12-31
Master Silicon Carbide Industries, Inc.
filed 2011-04-19
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

Master Silicon Carbide Industries, Inc.

Form 10-K

Explanatory Note

This Annual Report on Form 10-K/A, Amendment No. 1 (“Amendment No. 1”) is being filed by the registrant solely to amend Part II, Item 9A “Controls and Procedures” of the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2011.

Except as described in the above, no other provisions of the Annual Report on Form 10-K are being amended.

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

Our current production facilities have passed the environmental protection review by the Environmental Protection Bureau of Yining County of Yili Hasake Autonomous State of Xinjiang Uygur Autonomous Region (the “Yining Environmental Protection Bureau”) in October of 2007. The Yining Environmental Protection Bureau allocated certain permissible emission amounts of SO 2 (i.e. sulfur dioxide) and CODcr (i.e. chemical oxygen demand) to each of the manufacturers under its jurisdiction. So far, the Company has controlled its emission of SO 2 and CODcr far below permissible levels, and we have not violated any environmental regulations.

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

Overview

Through our indirectly wholly-owned operating subsidiary Yili China, we produce and sell in China high quality “green” silicon carbide and lower-quality “black” silicon carbide (together, hereinafter referred to as “ SiC ”). SiC is a non-metallic compound that has special chemical properties and a level of hardness that is similar to diamonds, is produced by smelting (the process of extracting a metal from its ore) quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace.

The Company’s present SiC production capacity is 25,500 tons per annum. The construction of the three new production lines was finished in 2010. Two lines began production during 2010, and the third line began trial production at the end of 2010. The capacity of each line is 8,500 tons per annum.

Results of Operations for the Fiscal Years ended December 31, 2010 and 2009

The following tables and analysis show the operating results of the Company for the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Revenues	$12,948,096	$1,775,559	629%
Cost of revenues	9,803,074	1,841,836	432%

Gross profit (loss)	3,145,022	(66,277)	(4,845)%

General and administrative expenses	2,935,460	1,646,794	78%

Total operating expenses	2,935,460	1,646,794	78%

Profit (loss) from operations	209,562	(1,713,071)	(112)%

Interest income	101,186	64,051	58%
Other income (expenses)	7,386	490	1,407%

Total other income (expenses)	108,572	64,541	68%

Profit (loss) before income taxes	318,134	(1,648,530)	(119)%

Income tax provision	85,155	39,526	115%

Net profit (loss)	$232,979	$(1,688,056)	(114)%

Net Revenues

We generated sales revenues of $12,948,096 and $1,775,559 for the fiscal years ended December 31, 2010 and 2009, respectively. The total revenues of fiscal years 2010 and 2009 include the following:

Item	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Green silicon:
Selling volume (ton)	10,337	1,205	758%
Average price in US dollars	1,232.78	918.68	34%
Subtotal	12,743,283	1,107,013	1,051%

Black silicon:
Selling volume (ton)	295	1,044	(72)%
Average price in US dollars	694.28	640.37	8%
Subtotal	204,813	668,546	(69)%

Total	12,948,096	1,775,559	629%

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

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
G&A
Stock-based compensation	$-	$74,700	(100)%
Shipping and outbound freight fee	1,045,042	188,383	455%
Professional fees	153,092	208,047	(26)%
Travel expenses	109,347	59,176	85%
Products tax and related taxes	47,131	99,544	(53%
Welfare and benefits	710,634	429,737	65%
Social insurance	33,233	32,774	1%
Depreciation expenses	39,504	25,052	58%
Amortization expenses	25,148	28,759	(13)%
Public Relations expenses	50,334	42,886	17%
Motor car expenses	52,206	37,328	40%
Office expenses	403,813	226,612	78%
Interest	56,750	-
Provision for bad debts	52,290	50,245	4%
Others	156,936	143,551	9%
Total	$2,935,460	$1,646,794	78%

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Percentage change
Net cash provided by (used in) operating activities	$(795,894)	$(2,885,172)	(72)%
Net cash used in investing activities	(6,399,399)	(9,194,698)	(30)%
Net cash provided by (used in) financing activities	2,969,200	11,454,297	(74)%
Effect of exchange rate changes on cash	19,087	1,670	1,043%
Net increase (decrease) in cash and cash equivalents	(4,207,006)	(623,903)	574%
Cash and cash equivalents, beginning of period	6,194,047	6,817,950	(9)%
Cash and cash equivalents, end of period	$1,987,041	$6,194,047	(68)%

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A .	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officer concluded that due to the material weaknesses in the internal control over financial reporting as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

An evaluation of the Company’s internal control over financial reporting was carried out under the supervision and with the participation of our Chief Financial Officer, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its “Internal Control - Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

During the process of reviewing and assessing the Company’s internal control over financial reporting, the Company’s management concluded that the previously issued financial statements in the Quarterly Report for the period ended December 31, 2008 (“2008 Second Quarter 10Q”) should not be relied upon due to the misclassification of Series A Stock as permanent equity. The Company intends to address the referenced misstatement and to restate such financial statements in the 2008 Second Quarter 10Q by filing with the SEC an amendment to such 2008 Second Quarter 10Q.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists the fees billed by our auditors, Child, Van Wagoner & Bradshaw, PLLC, for the years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$60,000	$70,000
Audit Related Fees	21,000	14,000
Tax Fees	4,800	4,750
All Other Fees	—	—

ITEM 15. EXHIBITS

Number	Description

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

3.5
Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock; Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “Original 2010 10-K”).

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

10.1	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K;

10.2	Note Purchase Agreement dated September 21, 2009, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.1 to the October 27, 2009 8-K;

10.3	Convertible Note of the Company, dated September 21, 2009. Incorporated by reference to Exhibit 10.2 to the October 27, 2009 8-K;

10.4	Office Space and Infrastructure Sharing Agreement, dated September 1, 2010; Incorporated by reference to Exhibit 10.4 to the Company’s Original 2010 10-K.

10.5
Loan Agreement, dated February 10, 2010, between the Company and China Silicon Corporation. Incorporated by reference to Exhibit 10.5 to the Company’s Transition Report for the period ended December 31, 2009;

10.6	Loan Agreement, dated April 14, 2010, between the Company and China Silicon Corporation; Incorporated by reference to Exhibit 10.6 to the Company’s Original 2010 10-K.

10.7	Management Services Agreement, dated January 1, 2010, between the Company and Kuhns Brothers; Incorporated by reference to Exhibit 10.7 to the Company’s Original 2010 10-K.

21.1	List of Subsidiaries; Incorporated by reference to Exhibit 21.1 to the Company’s Original 2010 10-K.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: April 19, 2011	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer

(principal executive officer)

	By:	/s/ Lin Han
Lin Han, Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John D. Kuhns
John D. Kuhns
Chief Executive Officer (Principal Executive
Officer) and Director

/s/ Mary E. Fellows
Mary E. Fellows
Executive Vice President, Secretary and
Director

/s/ Shad Stastney
Shad Stastney
Director

/s/ Zhigang Gao
Zhigang Gao
Director

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Master Silicon Carbide Industries, Inc.

December 31, 2010

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Profit (Loss)	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-18

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

Merger of Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey. Pursuant to the Reorganization Agreement, the Company issued 675,000 shares of its common stock at the time representing approximately 81.82% of the issued and outstanding shares of its common stock for the acquisition of all of the outstanding capital stock of Paragon New Jersey.  As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with “ Business Combinations”  (“FASB ASC 805”).  The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services” . Shipping and handling costs related to costs of raw materials purchased is included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

Stock-based compensation

The Company adopted the fair value recognition provisions of FASB ASC 718“Compensation-Stock Compensation” .

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