Form 10-Q
period 2011-03-31
Master Silicon Carbide Industries, Inc.
filed 2011-05-16
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2011, the registrant had: (i) 3,418,648 shares of common stock, par value $.001 per share,  issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share, issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets As of March 31, 2011 (Unaudited) and December 31, 2010	1

	Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

	Notes to the Interim Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures.	27

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	(Removed and Reserved)

Item 6.	Exhibits	27

Signatures		28

Exhibits/Certifications

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,151,370	$1,987,041
Notes receivable	345,135	364,051
Accounts receivable, net	1,285,681	1,532,896
Tax refundable	-	120,909
Inventories	4,504,257	2,975,196
Prepaid expenses	624,428	307,690

Total current assets	8,910,871	7,287,783

Deposits-fixed assets	1,782,115	2,028,936
Other receivables	68,487	46,562
Amount due from related party	1,000,000	1,000,000
Property, plant and equipment, net	11,284,929	11,376,958
Construction in progress	4,750,594	4,415,703
Intangible assets, net	1,413,131	1,416,650

Total assets	$29,210,127	$27,572,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$3,909,980	$2,586,381
Tax payable	41,797	91,534
Advance from customers	956,940	565,196
Other payables	180,579	209,288
Amount due to related parties	865,211	886,748
Dividends accrued	150,000	150,000

Total current liabilities	6,104,507	4,489,147

Technology payable	15,252	15,100
Long-term loans	4,575,682	4,529,875

Total liabilities	10,695,441	9,034,122

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued)
liquidation preference of $10.038 per share	10,000,000	10,000,000
Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized;
3,418,648 and 3,269,215 shares issued and outstanding, respectively	3,418	3,269
Additional paid-in capital	4,796,777	4,646,926
Retained (deficit)	(6,890,616)	(6,562,995)
Accumulated other comprehensive income	605,107	451,270

Total stockholders’ equity (deficit)	(1,485,314)	(1,461,530)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$29,210,127	$27,572,592

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS) (UNAUDITED)
(In US Dollars)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues:
Revenues	$4,320,828	$828,497
Cost of revenues	3,517,212	854,307

Gross profit (loss)	803,616	(25,810)

General and administrative expenses	1,002,232	443,655

Total operating expenses	1,002,232	443,655

Profit (loss) from operations	(198,616)	(469,465)

Interest income	20,995	27,121
Other income	-	2,921

Total other income	20,995	30,042

Profit (loss) before income taxes	(177,621)	(439,423)

Income tax provision	-	-

Net Profit (loss)	$(177,621)	$(439,423)

Accretion on redeemable preferred stock	$-	$133,428

Dividends on preferred stock	150,000	150,000

Net loss attributable to common stockholders	$(327,621)	$(722,851)

Comprehensive profit (loss):

Net profit (Loss)	$(177,621)	$(439,423)

Foreign currency translation adjustment	153,837	3,592

Comprehensive profit (loss)	$(23,784)	$(435,831)

Basic net profit (loss) per share	$(0.10)	$(0.26)

Diluted net profit (loss) per share	$(0.10)	$(0.26)

Weighted average common shares outstanding:
Basic	3,416,988	2,819,256
Diluted	3,416,988	2,819,256

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In US Dollars)

	Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net profit (loss)	$(177,621)	$(439,423)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	214,707	30,846
Amortization	11,600	10,370
Changes in operating assets and liabilities:
Notes receivable – trade	22,129	(43,105)
Accounts receivable	261,619	30,143
Other receivables	(21,365)	(21,058)
Prepaid expenses	(312,317)	27,415
Inventories	(1,492,714)	(12,566)
Accounts payable and accrued liabilities	1,292,144	10,243
Other current liabilities	(30,697)	1,668
Advance from customers	384,416	(69,812)
Taxes refundable	121,621	-
Taxes payable	(50,451)	(27,246)

Net cash provided by (used in) operating activities	223,071	(502,525)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(39,865)	(1,033,235)
Advances to related parties receivable	-	(1,000,000)

Net cash used in investing activities	(39,865)	(2,033,235)

Cash flows from financing activities:
Proceeds from loans	-	2,929,587
Payments to related parties payable	(30,377)	-

Net cash provided by (used in) financing activities	(30,377)	2,929,587

Effect of exchange rate changes on cash	11,500	649

Net increase (decrease) in cash and cash equivalents	164,329	394,476

Cash and cash equivalents, beginning of year	1,987,041	6,194,047

Cash and cash equivalents, end of year	$2,151,370	$6,588,523

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	2,003

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	150,000	150,000

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
March 31, 2011
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Master Silicon Carbide Industries, Inc. (the “Company”) was incorporated on May 21, 2007 in the State of Delaware as Paragon SemiTech USA, Inc. (“Paragon Delaware) and on November 12, 2008 changed its name to Master Silicon Carbide Industries, Inc.   On November 2, 2009, the Company reincorporated into Nevada.

Prior to September 27, 2007, the date of the merger with Paragon SemiTech USA Incorporated (“Paragon New Jersey”) described below, the Company was inactive.

On September 2, 2008, the Company, through the acquisition (described below) of C3 Capital, Limited, a British Virgin Islands company (“BVI”), acquired all of the equity interests in Yili Master Carborundum Production Co., Ltd. (“Yili China”).

C3 Capital, Limited (“C3 Capital”), an international business company, was formed on July 26, 2005 in the BVI.  C3 Capital was inactive prior to September 2, 2008, the date of acquisition of Yili China.

Yili China was incorporated on August 10, 1993 in the People’s Republic of China (“PRC”) as a wholly-owned foreign enterprise (“WOFE”).

The business of the Company, namely the production and distribution of silicon carbide in China, is conducted by its indirect wholly-owned subsidiary Yili China.

Merger with Paragon New Jersey

On September 27, 2007, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) with Paragon New Jersey a company incorporated in the state of New Jersey.  Pursuant to the Reorganization Agreement, the Company issued 675,000 shares of its common stock (which represented approximately 81.82% of the shares of its common stock then outstanding) in exchange for all of the outstanding capital stock of Paragon New Jersey.   As a result of the ownership interests of the former shareholder of Paragon New Jersey, for financial statement reporting purposes, the merger between the Company and Paragon New Jersey has been treated as a reverse acquisition with Paragon New Jersey deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with “Business Combinations” (“FASB ASC 805”).  The reverse merger is deemed a capital transaction and the net assets of Paragon New Jersey (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Paragon New Jersey which are recorded at historical cost.

Dissolution of Paragon New Jersey

On March 26, 2009, Paragon New Jersey was dissolved.

Acquisition of C3 Capital, Limited

On September 2, 2008, pursuant to a Stock Purchase Agreement entered into by the parties and consummated on that date, Yili Carborundum USA, Inc. (“Yili US”), a Delaware corporation and a wholly-owned subsidiary of the Company, acquired from Mr. Tie Li all of the outstanding capital stock of C3 Capital.  C3 Capital owns all of the equity interests of Yili China.

In addition, C3 Capital entered into (i) an agreement to purchase 90% of the equity interests in Xinjiang Ehe Mining and Metallurgy Co., Ltd., a PRC corporation (“Ehe China”) from Mr. Zhigang Gao; and (ii) a Memorandum of Understanding with Mr. Zhigang Gao and Mr. Ping Li, for an option to purchase the assets to be secured by Xinjiang Paragon Master Mining Co., Ltd., a corporation to be formed under the laws of the PRC (“Quartz Mine China”).  Ehe China and Quartz Mine China are currently inactive with no assets or operations. Ehe China intends to build a 40,000 ton green silicon carbide project in the Aletai Area of Xinjiang Uygur Autonomous Region of the PRC pending governmental permissions and approvals, and Quartz Mine China intends to obtain the exploration and mining rights for a quartz mine in Wenquan County of Xinjiang Uygur Autonomous Region of the PRC.

Reincorporation

On November 2, 2009, the Company, formerly a Delaware corporation, reincorporated into Nevada.

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

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiaries, C3 Capital and Yili China.  All inter-company balances and transactions have been eliminated.

The consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,890,616.  The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its debts arising in the normal course of business and when they come due.  Management intends to address the going concern issue by funding future operations through the sale of equity capital although there can be no assurance that the Company will be successful in its efforts to obtain additional financing.

Business combination

In accordance with FASB ASC 805 “Business Combinations,” the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: expected future cash flows from operations, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

As of March 31, 2011, the cash balance in financial institutions in the United States was $1,666,046.  Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At March 31, 2011, the Company had deposits that were in excess of the FDIC insurance limit.

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense, if any, is included in general and administrative expenses.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of March 31, 2011, the Company determined reserves for obsolescence were immaterial.

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

Upon the sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.  Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Land use right

Land use right represents the cost to obtain the right to use certain land in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the life of the rights of approximately fifty (50) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. Land use rights are  included in intangible assets on the Balance Sheet.

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets” for its long-lived assets.  The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.   The Company determined that there were no impairments of long-lived assets as of March 31, 2011.

Redeemable preferred stock

On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees, for a purchase price of $10,000,000, of 996,186 units with each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one three year warrant to purchase 2.5 shares of the Company’s common stock (after the 1:10 reverse split).  The Series  A Preferred Stock pays annual dividends of 6% which dividends may be paid in common stock at the option of the Company. Each share of Series A Preferred Stock is convertible into ten shares of common stock. After December 31, 2010, the Company may be required to redeem for cash the outstanding shares of Series A Preferred Stock, if not previously converted by the holders, for $10.038 per share plus accrued but unpaid dividends. Because the Series A Preferred Stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

           In accordance with FASB ASC 470-20-25, “Debt-Debt with Conversion Options-Recognition”, the Company allocated the proceeds received between the Series A Preferred Stock and the warrants. The resulting discount from the face amount of the preferred stock is being amortized using the effective interest method over the period to the required redemption date. After allocating a portion of the proceeds to the warrants, the effective conversion price of the preferred stock was lower than the market price at the date of issuance and therefore a beneficial conversion feature was recorded. The dividends on the preferred stock, together with the periodic accretion of the preferred stock to its redemption value, are charged to retained earnings.

On September 21, 2009, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund and/or its successor and assigns (the “Investor”) where in consideration of $10,000,000, the Investor purchased from the Company a convertible promissory note in a principal amount of $10,000,000, (the “Note”). The Note was due on December 31, 2009, and was automatically convertible into 920,267 shares of the Series B Convertible Preferred Stock of Master Silicon Carbide Industries, Inc., a Nevada corporation (“MSCI Nevada”), within three business days after the Company merged into MSCI Nevada, completing the Company’s reincorporation from Delaware to Nevada on or around November 2, 2009 (the “Reincorporation”). Each share of Series B Preferred Stock is convertible into ten shares of common stock. After December 31, 2011, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $10.87 per share. Because the Series B Preferred Stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services.” Shipping and handling costs related to costs of raw materials purchased are included in cost of revenue. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There are no research and development costs for the three months ended March 31, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2011 and 2010 were $866 and $43,944, respectively.

Stock-based compensation

The Company adopted the fair value recognition provisions of FASB ASC 718“Compensation-Stock Compensation.”

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

Income taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in these consolidated financial statements. Management believes that the differences between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by the Federal Reserve Bank of New York were immaterial. Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

March 31, 2011
Balance sheet	RMB 6.5564 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.5839 to US$1.00

March 31, 2010
Balance sheet	RMB 6.8263 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.8269 to US$1.00

Comprehensive income (loss)

The Company has adopted FASB ASC 220 “Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Statements of Operations and Comprehensive Profit (Loss) and Stockholders’ Equity.

Net profit (loss) per common share

Net profit (loss) per common share is computed pursuant to FASB ASC 260 “Earnings per Share.” Basic net profit (loss) per common share is computed by dividing net profit (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted net profit (loss) per common share is computed by dividing net profit (loss) attributable to common shareholders by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through common stock equivalents.

	For three months ended March 31, 2011	For three months ended March 31, 2010

Numerator for basic net profit (loss) per share - Profit (loss) attributable to common shareholders	$(327,621)	$(772,851)
Numerator for diluted net profit (loss) per share - Profit (loss) attributable to common shareholders	$(327,621)	$(772,851)
Denominator for basic net profit (loss) per share - Weighted average shares of common stock outstanding	3,416,988	2,819,256
Denominator for diluted net profit (loss) per share - Weighted average shares of common stock outstanding	3,416,988	2,819,256

Basic net Profit (loss) per share	$(0.10)	$(0.26)

Diluted net Profit (loss) per share	$(0.10)	$(0.26)

           The following table shows the weighted-average number of potentially dilutive shares for the three months ended March 31, 2011 and 2010:

	For three months ended	For three months ended
	March 31, 2011	March 31, 2010

Series A preferred stock	9,961,860	9,961,860
Series B preferred stock	9,202,670	9,202,670
Warrants	-	-
Total	19,164,530	19,164,530

Common Stock

As of March 31, 2011, the Company had 3,418,648 shares of Common Stock issued and outstanding.

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

On November 12, 2008, the Company effectuated a 1 for 10 reverse split on its outstanding Common Stock, par value $0.001 (the “Reverse Split”). Immediately after the Reverse Split, there were approximately a total of 1,925,600 shares of Common Stock outstanding. The Reverse Split did  not reduce the number of shares of Common Stock that the Company was authorized to issue. All references to Common Stock in these financial statements are to post-Reverse Split shares.

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

From September 2, 2008 through March 31, 2011, an aggregate of 1,393,048 shares of Common Stock were issued to the holders of Series A Preferred Stock as dividends.

Dividends

During the first quarter of 2011, the Company issued 149,433 shares of common stock, with a fair market value of $150,000 as payment of dividends on the Series A Convertible Preferred Stock accrued at December 31, 2010.  During the first quarter of 2011, the Company also accrued $150,000 in dividends.  The dividends are payable in shares of common stock and the Company intends to issue shares with at a fair market value of $150,000, as payment of the dividends on the Series A Preferred Stock during the second quarter of 2011.

Warrants

On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. The outstanding warrants will be terminated on September 1, 2011. The following table summarized the cumulative warrant activity, including the activity for the three months ended March 31, 2011 and 2010:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2008	2,590,465	$1.20
Exercised	-100,000	0.01
Outstanding, December 31, 2009	2,490,465	1.25
Exercised	-	-
Outstanding, March 31, 2010	2,490,465	1.25
Exercised	-	-
Outstanding, March 31, 2011	2,490,465	$1.25

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and Various other ASU’s No. 2009-2 through ASU No. 2011-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through March 31, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – NOTES RECEIVABLE

Notes receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	31-Mar-11		31-Dec-10
Customer Name	Amount	Term	Amount	Term
Tengzhou Tongfeng Grinding Medium Co., Ltd	$138,796	4 months	$15,100	5 months
Tengzhou Shengtai Grinding Medium Co., Ltd	-		53,845	6 months
Zaozhuang Xingfa Grinding Medium Co., Ltd	7,626	2 months	37,749	2 months

Henan Kangtai Silicon Powder Co., Ltd	-		226,494	5 months

Guiqiang Silicon Powder Co., Ltd	152,523	3 months	-

China Silicon Corporation	46,190	1 month	30,863	1 month

Total	$345,135		$364,051

NOTE 4 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at March 31, 2011 and December 31, 2010 were as follows:

	31-Mar-11	31-Dec-10

Accounts receivable	$1,333,009	$1,579,750

Allowance for bad debts	(47,328)	(46,854)

Accounts receivable, net	$1,285,681	$1,532,896

NOTE 5 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	31-Mar-11	31-Dec-10

Raw materials	$723,307	$306,249

Finished goods	3,527,290	2,352,406

Work in progress	253,660	316,541

Total	$4,504,257	$2,975,196

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

According to the terms of a  Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010.  The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company paid the management fee of $37,500 during the first quarter of 2011.

On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor” or “CSC”) to extend a loan of One Million U.S. Dollars (US$1,000,000) to Debtor to fund working capital needs. The actual controlling shareholder of Creditor and Debtor is the same.  The interest rate of this loan is six percent (6%) per annum. Debtor promised to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010. However, CSC has not yet repaid the note.

As of March 31, 2011 and December 31, 2010, the Company owed $865,211 and $886,748, respectively, to Changchun Master Company (whose stockholder is Zhigang Gao a director of the Company).  The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 7 – DEPOSITS – FIXED ASSETS

Deposits to purchase fixed assets included the deposits to acquire the buildings and equipment for the three production lines. Deposits at March 31, 2011 and December 31, 2010 consisted of the following:

	31-Mar-11	31-Dec-10

Deposit for buildings	$486,189	$452,915

Deposit for equipment	1,295,926	1,576,021

Total	$1,782,115	$2,028,936

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

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	31-Mar-11	31-Dec-10

Land use right	$824,169	$815,918

Production license	716,430	709,258

Software	11,647	11,530

Less: accumulated amortization	(139,115)	(120,056)

Total	$1,413,131	$1,416,650

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	31-Mar-11	31-Dec-10

Buildings	$6,534,491	$6,480,400

Machinery and equipment	5,207,011	5,135,138

Motor vehicles	302,445	299,417

Office equipment	97,575	96,572

Less: accumulated depreciation	(856,593)	(634,569)

Property and equipment, net	$11,284,929	$11,376,958

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended March 31, 2011 was $214,707, of which $20,791 was included in G&A expense and $193,916 was included in cost of revenue.

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

	31-Mar-11	31-Dec-10

Buildings	$2,593,253	$2,469,145

Construction in progress	1,168,589	812,726

Equipment	935,766	775,382

Capitalized interest	42,299	75,422

Others	10,687	283,028

Total	$4,750,594	$4,415,703

Total capitalized interest for the three months ended March 31, 2011 was $24,709.

NOTE 11 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed $1,525,227 from the Yili branch of Bank of China. The loan has a maturity date of October 21, 2012 and bears interest at 6.48% per annum.

On January 4, 2010, Yili China borrowed $3,050,455 from the Yili branch of  Bank of China.  The loan has a maturity date on January 3, 2013 and bears interest at the rate of 6.48% per annum.

These loans are secured by the building, machinery and equipment of Yili China.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2011	2012	2013

Yili branch, Bank of China	6.48%	22-Oct-12	$1,525,227	$98,835	$98,835	$-
Yili branch, Bank of China	6.48%	3-Jan-13	3,050,455	197,669	197,669	1,647
			$4,575,682	$296,504	$296,504	$1,647

NOTE 12 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2011. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax liability.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. There is no tax provision for the three months ended March 31, 2011.

	For three months ended March 31, 2011	For three months ended March 31, 2010

Income (loss) before income tax
United States	$(151,186)	$(136,497)
China	(26,435)	(302,926)
Total	$(177,621)	$(439,423)

Provision for income taxes
Current income tax	$-	$-
Deferred income tax	-	-
Total	$-	$-

Effective worldwide tax rate	0.0%	0.0%

Reconciliation of effective income tax rate
Stautory U.S. tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Valuation allowance - US only	-25.0%	-25.0%
Valuation allowance - PRC only	-	-
PRC NOL utilized	-	-
Other, net	-	-
Effective worldwide tax rate	0.0%	0.0%

During the first quarter of 2011, the United States entity had a net operating loss of $151,186 for which no benefit was realized and a 100% valuation allowance was created. At the same time, the Chinese entity had a net operating loss of $26,435. So, there is no tax provision for the three months ended March 31, 2011.

NOTE 13 - FOREIGN OPERATIONS

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

NOTE 14 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through when the report is issued and there are no events requiring disclosure.

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

The Company’s present SiC production capacity is 25,500 tons per annum. We have three production lines and the production capacity of each line is 8,500 tons per annum.

During the three month period ended March 31, 2011, we encountered certain efficiency problems with lines 1 and 2, including a break down in the raw material feeding system.  Accordingly, all three lines were not able to operate at full production capacity and expected efficiency levels throughout the quarter.    This resulted in lower than anticipated revenues, higher per unit production costs, lower gross margins and lower net income.  All three lines are now fully operational.

Results of Operations for the Three Months ended March 31, 2011 and 2010

The following tables and analysis show the operating results of the Company for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues	$4,320,828	$828,497
Cost of revenues	3,517,212	854,307

Gross profit (loss)	803,616	(25,810)

General and administrative expenses	1,002,232	443,655

Total operating expenses	1,002,232	443,655

Profit (loss) from operations	(198,616)	(469,465)

Interest income	20,995	27,121
Other income (expenses)	-	2,921

Total other income (expenses)	20,995	30,042

Profit (loss) before income taxes	(177,621)	(439,423)

Income tax provision	-	-

Net profit (loss)	$(177,621)	$(439,423)

Net Revenues

We generated sales revenues of $4,320,828 for the three months ended March 31, 2011, compared to $828,497 for the same period in 2010, representing an increase of $3,492,331. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Green silicon:
Selling volume (ton)	3,461	716
Average price in US dollars	1,248.43	1,042.31
Subtotal	4,320,828	746,291

Black silicon:
Selling volume (ton)	0	120
Average price in US dollars	701.43	685.05
Subtotal	0	82,206

Total	4,320,828	828,497

 During the first quarter of 2011, we had three 8,500 ton production lines in operation. However, due to some operational problems, including the breakdown of the raw material feeding system, line one and line two were not operating at full capacity.  The Company tried to fix these problems in April 2011. At the same time, line three operated well. The total output of three lines was 4,312 tons of green SiC and 101 tons of black SiC. During the same period of the prior year, we had only one 8,500-ton production line in trial production.  The total output of the same period of 2010 was only 838 tons of green SiC and 4 tons of black SiC.

Compared to the same period of 2010, the market prices of green SiC and black SiC have increased due to the recovery of the silicon carbide industry from the global economic recession in 2009. The market price of green SiC and black SiC increased by 20% and 2% respectively, compared to the three months ended March 31, 2010.

As the output of our SiC increased substantially during the first quarter of 2011, we sold 3,461 tons of green SiC.  However, during the same period of 2010, the Company only sold 716 tons of green SiC and 120 tons of black SiC. The sales volume of green SiC increased significantly during the first quarter of 2011 compared to the same period in the prior  year.  Since the selling price of the green SiC also increased by nearly 20%, the Company’s net revenue reached $4,320,828 compared to the net revenue of $828,497 during the first quarter of 2010.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended March 31, 2011 and 2010 were $3,517,212 and $854,307, respectively.

During the first quarter of 2011, the Company produced nearly 4,413 tons of SiC, compared to roughly 842 tons of SiC produced in the same period last year.  Since we apply advanced technology to three new lines, the efficiency and effectiveness of our new lines has been greatly improved.  During the first quarter of 2011, for the new lines, to produce a unit of SiC consumes approximately 1.82 tons of quartz and 1.61 tons of petrol coke, whereas the one new line which was in trial production required roughly 2.14 tons and 1.81 tons, respectively.  Therefore, the average production costs in the first quarter of 2011 are nearly 13% lower than the same period in the prior year.

Gross Profit

During the first quarter of 2011, we had gross profit of $803,616 and the gross profit margin was approximately 18.6%. In the same period last year, we had a gross loss of $25,810. The increase of our profit is mainly due to the following three reasons: (1) the Company produced and sold more SiC; (2) the selling price of green SiC increased by a significant amount during the first quarter of 2011; and (3) the quantity of the consumed raw materials per unit of SiC manufactured was lower than the comparable period in 2010.

As previously disclosed, due to certain production and operational problems encountered during the quarter, we were unable to achieve the gross profit margin which we anticipate to be around 24% operating at full production capacity.

General and Administrative Expenses

Our general and administrative expenses consist primarily of freight fees, related salaries, professional fees, depreciation and traveling expenses.  General and administrative expenses were $1,002,232 for the three months ended March 31, 2011, as compared to $443,655 for the same period of 2010, an increase of $558,577.  This increase was mainly due to the increased operating expenses such as new employee’s salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
G&A
Shipping and outbound freight fee	425,139	52,884
Professional fees	20,208	46,292
Travel expenses	21,132	6,742
Products tax and related taxes	7,854	1,435
Welfare and benefits	247,910	138,854
Social insurance	5,351	13,193
Depreciation expenses	20,704	8,052
Amortization expenses	16,078	3,917
Public relations expenses	11,331	49,981
Motor car expenses	11,399	13,179
Office expenses	69,220	65,332
Interest	99,446	-
Others	46,460	43,794
Total	$1,002,232	$443,655

Operating Loss

Our operating loss was $198,616 for the three months ended March 31, 2011, compared to a loss of $469,465 for the comparable period of 2010, a decrease of $270,849.  Our decrease in operating loss for the first quarter of 2011 was mainly due to revenue generated from the sales of our products that were produced by the new production lines.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first quarter of 2011.

Net Loss

Net loss for the three months ended March 31, 2011 was $177,621, compared to a loss of $439,423 for the same period of 2010.  This decrease of $261,802 was a result of the increase in the revenues generated by the Company for the first quarter of 2011 exceeding the aggregate increase of expenses and costs.  Since two new 8,500-ton production lines were in production and one new line was in full capacity production during the first quarter of 2011, the production cost of green SiC was lower than last year. Production costs in 2011 were lower than the year before primarily because we are producing more tons and we are using newer and more efficient equipment. The efficiency and effectiveness of the new lines has greatly improved our cost savings. However, there were still some technical problems in our operation and we were unable to achieve a gross profit margin which we anticipate to be around 24% operating at full production capacity. So, the Company did not generate enough gross profit to cover the increased expenses. Due to our newly expanded production and sales, the general and administrative expenses have increased. The Company made a small net loss for the three months ended March 31, 2011 compared to a bigger net loss for the same period last year.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $2,151,370. Compared to the same period of last year, cash and cash equivalents decreased by $4,437,153, most of which was used for the construction and the purchase of equipment for the three new production lines.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percentage change
Net cash provided by (used in) operating activities	$223,071	$(502,525)	-144%
Net cash used in investing activities	(39,865)	(2,033,235)	-98%
Net cash provided by (used in) financing activities	(30,377)	2,929,587	-101%
Effect of exchange rate changes on cash	11,500	649	1672%
Net increase (decrease) in cash and cash equivalents	164,329	394,476	-58%
Cash and cash equivalents, beginning of period	1,987,041	6,194,047	-68%
Cash and cash equivalents, end of period	$2,151,370	$6,588,523	-67%

Operating Activities

Net cash provided by operating activities was $223,071 for the three months ended March 31, 2011, compared to $502,525 that was used in operating activities during the same period of last year. The increase of net cash provided by operating activities was mainly due to the fact that the Company sold more green SiC than the same period last year, which resulted in more cash provided by operating activities. Even though the Company spent more cash on the purchase of raw materials during the first quarter of 2011, the increased cash provided by sales still exceeded the cash used for purchasing. Therefore, the Company had a net cash flow provided by operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $39,865, compared to an amount of $2,033,235 net cash that was used in investing activities for the same period of last year.  On February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation (“CSC”) on an unsecured basis at an annual rate of 6% for a term of one year. Besides the $1,000,000 loan made to CSC, the Company invested the rest of the money for the construction of the new lines. Since the construction of three new lines was finished in 2010, we had less cash used in investing activities during the first quarter of 2011 than the same period of last year. The Company spent $39,865 in building the new lines during the first quarter of 2011 and $2,033,235 during the same time of 2010.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 totaled $30,377, compared to $2,929,587 provided by financing activities during the same period of 2010. The net cash provided by financing activities for the three months ended March 31, 2010 was mainly attributable to a bank loan of $2,929,587 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of March 31, 2011 and December 31, 2010:

	31-Mar-11	31-Dec-10

Raw materials	$723,307	$306,249

Finished goods	3,527,290	2,352,406

Work in progress	253,660	316,541

Total	$4,504,257	$2,975,196

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2010, the increase of inventories is mainly attributable to the largely increased finished goods as a result of the operation of our three new production lines in operation during the first quarter of 2011.

Property and Equipment

The following is a summary of property and equipment at March 31, 2011 and December 31, 2010:

	31-Mar-11	31-Dec-10

Buildings	$6,534,491	$6,480,400

Machinery and equipment	5,207,011	5,135,138

Motor vehicles	302,445	299,417

Office equipment	97,575	96,572

Less: accumulated depreciation	(856,593)	(634,569)

Property and equipment, net	$11,284,929	$11,376,958

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

Accounts Payable

Accounts payable amounted to $3,909,980 and $2,586,381 as of March 31, 2011 and December 31, 2010, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $1,323,599 in accounts payable was mainly due to our increased purchase of raw materials, including quartz, petrol coke and electricity. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 35% of the total amount of accounts payable as of March 31, 2011.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, and Mr. Lin Han, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2011, the Company issued to the holders of Series A Preferred Stock an aggregate of 149,433 shares of Common Stock as dividend shares.

This issuance was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Item 6.    EXHIBITS

(a) Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: May 16, 2011	By:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: May 16, 2011	By:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)