Form 10-Q
period 2011-06-30
Master Silicon Carbide Industries, Inc.
filed 2011-08-15
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011, the registrant had: (i) 3,717,514 shares of common stock, par value $.001 per share,  issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share, issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets As of June 30, 2011 (Unaudited) and December 31, 2010	F-2

	Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures.	12

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 4.	(Removed and Reserved)

Item 6.	Exhibits	12

Signatures		14

Exhibits/Certifications

PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS

Master Silicon Carbide Industries, Inc.

June 30, 2011

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-4

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-17

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,640,872	$1,987,041
Notes receivable	556,277	364,051
Accounts receivable, net	781,187	1,532,896
Tax refundable	101,883	120,909
Inventories	4,321,615	2,975,196
Prepaid expenses	371,971	307,690

Total current assets	8,773,805	7,287,783

Deposits-fixed assets	1,833,176	2,028,936
Other receivables	143,158	46,562
Amount due from related party	-	1,000,000
Property, plant and equipment, net	11,345,232	11,376,958
Construction in progress	5,113,067	4,415,703
Intangible assets, net	1,433,709	1,416,650

Total assets	$28,642,147	$27,572,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$3,321,680	$2,586,381
Tax payable	5,070	91,534
Advance from customers	782,216	565,196
Other payables	225,321	209,288
Amount due to related parties	876,547	886,748
Dividends accrued	150,000	150,000

Total current liabilities	5,360,834	4,489,147

Technology payable	58,718	15,100
Long-term loans	4,635,639	4,529,875

Total liabilities	10,055,191	9,034,122

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) liquidation preference of $10.038 per share	10,000,000	10,000,000
Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued) liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized; 3,568,081 and 3,269,215 shares issued and outstanding, respectively	3,568	3,269
Additional paid-in capital	4,946,627	4,646,926
Retained (deficit)	(7,170,250)	(6,562,995)
Accumulated other comprehensive income	807,011	451,270

Total stockholders’ equity (deficit)	(1,413,044)	(1,461,530)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$28,642,147	$27,572,592

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT
(LOSS)  (UNAUDITED)
(In US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Revenues:
Revenues	$4,330,316	$2,411,868	$8,651,144	$3,240,365
Cost of revenues	3,585,184	1,862,207	7,102,396	2,716,514

Gross profit	745,132	549,661	1,548,748	523,851

General and administrative expenses	831,606	590,494	1,793,158	1,034,149

Total operating expenses	831,606	590,494	1,793,158	1,034,149

Loss from operations	(86,474)	(40,833)	(244,410)	(510,298)

Interest income	18,846	11,433	39,841	38,554
Interest (expense)	(66,225)	-	(106,905)	-
Other income	4,219	23,766	4,219	26,687

Total other income (expenses)	(43,160)	35,199	(62,845)	65,241

Loss before income taxes	(129,634)	(5,634)	(307,255)	(445,057)

Income tax provision	-	-	-	-

Net Loss	$(129,634)	$(5,634)	$(307,255)	$(445,057)

Accretion on redeemable preferred stock	$-	$133,428	$-	$266,856

Dividends on preferred stock	150,000	150,000	300,000	300,000

Net loss attributable to common stockholders	$(279,634)	$(289,062)	$(607,255)	$(1,011,913)

Comprehensive loss:

Net Loss	$(129,634)	$(5,634)	$(307,255)	$(445,057)

Foreign currency translation adjustment	201,904	67,031	355,741	70,623

Comprehensive profit (loss)	$72,270	$61,397	$48,486	$(374,434)

Basic net loss per share	$(0.08)	$(0.10)	$(0.17)	$(0.35)

Diluted net loss per share	$(0.08)	(0.10)	$(0.17)	$(0.35)

Weighted average common shares outstanding:
Basic	3,566,439	2,968,707	3,490,475	2,894,394
Diluted	3,566,439	2,968,707	3,490,475	2,894,394

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In US Dollars)

	Six Months Ended
	6/30/2011	6/30/2010

Cash flows from operating activities:
Net profit (loss)	$(307,255)	$(445,057)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	434,177	63,805
Amortization	25,098	20,501
Changes in operating assets and liabilities:
Notes receivable - trade	(182,135)	15,773
Accounts receivable	779,049	31,935
Other receivables	(106,972)	(24,213)
Prepaid expenses	(56,699)	35,319
Inventories	(1,407,675)	(1,362,705)
Accounts payable and accrued liabilities	658,320	294,362
Other current liabilities	11,027	20,579
Advance from customers	201,637	164,042
Taxes refundable	21,615	62,662
Taxes payable	(87,650)	-

Net cash provided by (used in) operating activities	(17,463)	(1,122,997)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(329,243)	(2,944,875)
Advances to related parties receivable	-	(2,172,500)
Purchase of intangible asset	(23,491)	-
Proceeds from related parties receivables	1,000,000	1,172,500

Net cash provided by (used in) investing activities	647,266	(3,944,875)

Cash flows from financing activities:
Addition of technology payable	42,802	-
Proceeds from loans	-	2,930,317
Payments to related parties payable	(30,573)	(6,628)

Net cash provided by (used in) financing activities	12,229	2,923,689

Effect of exchange rate changes on cash	11,799	5,878

Net increase (decrease) in cash and cash equivalents	653,831	(2,138,305)

Cash and cash equivalents, beginning of year	1,987,041	6,194,046

Cash and cash equivalents, end of year	$2,640,872	$4,055,741

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	300,000	300,000

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
June 30, 2011
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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $7,170,250. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of June 30, 2011, the cash balance in financial institutions in the United States was $2,534,742. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2011, the Company had deposits that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of June 30, 2011, the Company determined reserves for obsolescence were immaterial.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2011.

Redeemable preferred stock

On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one three year warrant to purchase 2.5 shares of the Company’s common stock (after the 1:10 reverse split). The preferred stock pays annual dividends of 6% regardless of the Company’s profitability, which dividend may be paid in common stock at the option of the Company. Each preferred share is convertible into ten shares of common stock. After December 30, 2010, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.0038 per share plus accrued but unpaid dividends. Because preferred stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There are no research and development costs for the three and six months ended June 30, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2011 and 2010 are $3,207 and $653, respectively. Advertising costs for the six months ended June 30, 2011 and 2010 are $4,078 and $44,597, respectively.

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

June 30, 2011
Balance sheet	RMB 6.4716 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.5418 to US$1.00

June 30, 2010
Balance sheet	RMB 6.7909 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.8252 to US$1.00

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

	For three months ended June 30, 2011	For three months ended June 30, 2010	For six months ended June 30, 2011	For six months ended June 30, 2010
Numerator for basic net profit (loss) per share - Profit (loss) attributable to common shareholders	$(279,634)	$(289,062)	$(607,255)	$(1,011,913)
Numerator for diluted net profit (loss) per share - Profit (loss) attributable to common shareholders	$(279,634)	$(289,062)	$(607,255)	$(1,011,913)
Denominator for basic net profit (loss) per share - Weighted average shares of common stock outstanding	3,566,439	2,968,707	3,490,475	2,894,394
Denominator for diluted net profit (loss) per share - Weighted average shares of common stock outstanding	3,566,439	2,968,707	3,490,475	2,894,394
Basic net Profit (loss) per share	$(0.08)	$(0.10)	$(0.17)	$(0.35)
Diluted net Profit (loss) per share	$(0.08)	$(0.10)	$(0.17)	$(0.35)

 The following table shows the weighted-average number of potentially dilutive shares for the three and six months ended June 30, 2011 and 2010:

	For three months ended June 30, 2011	For three months ended June 30, 2010	For six months ended June 30, 2011	For six months ended June 30, 2010
Series A preferred stock	9,961,860	9,961,860	9,961,860	9,961,860
Series B preferred stock	9,202,670	9,202,670	9,202,670	9,202,670
Warrants	-	-	-	-
Total	19,164,530	19,164,530	19,164,530	19,164,530

Common Stock

As of June 30, 2011, the Company had 3,568,081 shares of Common Stock issued and outstanding.

Dividend

During the second quarter of 2011, the Company issued 149,433 shares of common stock, or $150,000 at a fair market value of common stock as payment for dividends of Series A Convertible Preferred Stock accrued at March 31, 2011.  During the second quarter of 2011, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008.  The dividends are payable in shares of common stock, and the Company intends to issue shares with a fair market value of $150,000 as payment of the dividends on the Series A Preferred Stock during the third quarter of 2011.

Warrants

On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. The outstanding warrants will expire on September 1, 2011. The following table summarized the cumulative warrant activity, including the activity for the six months ended June 30, 2011 and 2010:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2008	2,590,465	$1.20
Exercised	-100,000	0.01
Outstanding, December 31, 2009	2,490,465	1.25
Exercised	-	-
Outstanding, June 30, 2010	2,490,465	1.25
Exercised	-	-
Outstanding, June 30, 2011	2,490,465	$1.25

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

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through June 30, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – NOTES RECEIVABLE

Notes receivable come from the sales of our products. Notes receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11		31-Dec-10
Customer Name	Amount	Term	Amount	Term
Tengzhou Tongfeng Grinding Medium Co., Ltd	$-		$15,100	5 months
Tengzhou Shengtai Grinding Medium Co., Ltd	-		53,845	6 months
Zaozhuang Xingfa Grinding Medium Co., Ltd	69,534	4 months	37,749	2 months
Henan Kangtai Silicon Powder Co., Ltd	100,439	5 months	226,494	5 months
Guiqiang Silicon Powder Co., Ltd	154,521	4 months
Xinlubiao Silicon Powder Co., Ltd	77,261	3 months	-
Jiangsu Dayang Silicon Powder Co., Ltd	154,522	5 months
China Silicon Corporation	-		30,863	1 month
Total	$556,277		$364,051

NOTE 4 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at June 30, 2011 and December 31, 2010 were as follows:

	30-Jun-11	31-Dec-10
Accounts receivable	$829,135	$1,579,750
Allowance for bad debts	(47,948)	(46,854)
Accounts receivable, net	$781,187	$1,532,896

NOTE 5 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
Raw materials	$1,006,683	$306,249
Finished goods	2,710,342	2,352,406
Work in progress	604,590	316,541
Total	$4,321,615	$2,975,196

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

According to Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company totally paid the management fee of $37,500 during the second quarter of 2011.

On February 10, 2010, the Company (“Creditor”) signed a loan agreement with China Silicon Corporation, a Delaware corporation (“Debtor” or “CSC”) to extend a loan of One Million U.S. Dollars (US $1,000,000) to Debtor to fund working capital needs. The actual controlling shareholder of Creditor and Debtor is the same one. The interest rate of this loan is six percent (6%) per annum. Debtor promised to pay to Creditor the principal sum of One Million U.S. Dollars on December 31, 2010. CSC has paid off the note on June 15, 2011.

As of June 30, 2011 and December 31, 2010, the Company owed Changchun Master Company $876,547 and $886,748 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 7 – DEPOSITS – FIXED ASSETS

Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
Deposit for buildings	$500,119	$452,915
Deposit for equipment	1,333,057	1,576,021
Total	$1,833,176	$2,028,936

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

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
Land use right	$834,968	$815,918
Production license	725,818	709,258
Software	35,546	11,530
Less: accumulated amortization	(162,623)	(120,056)
Total	$1,433,709	$1,416,650

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
Buildings	$6,620,115	$6,480,400
Machinery and equipment	5,386,812	5,135,138
Motor vehicles	308,386	299,417
Office equipment	118,190	96,572
Less: accumulated depreciation	(1,088,271)	(634,569)
Property and equipment, net	$11,345,232	$11,376,958

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended June 30, 2011 was $220,453, of which $21,255 was included in G&A expense and $199,198 was included in cost of revenue. Depreciation expense for the six months ended June 30, 2011 was $434,177, of which $42,093 was included in G&A expense and $392,084 was included in cost of revenue.

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

	30-Jun-11	31-Dec-10
Buildings	$2,670,514	$2,469,145
Construction in progress	1,183,901	812,726
Equipment	1,144,359	775,382
Capitalized interest	-	75,422
Others	114,293	283,028
Total	$5,113,067	$4,415,703

There is no capitalized interest for the three months ended June 30, 2011. Total capitalized interest for the six months ended June 30, 2011 was $24,709.

NOTE 11 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,545,213 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $3,090,426 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by then on-going construction project of production lines, buildings, land, machinery and equipment of Yili China. The principal amount will be due at the maturity date. Interest payments are due quarterly on the 21st day of the last month of such quarter.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2011	2012	2013

Yili branch, Bank of China	6.48%	22-Oct-12	$1,545,213	$99,055	$80,058	$-

Yili branch, Bank of China	6.48%	3-Jan-13	3,090,426	198,111	198,111	1,628

			$4,635,639	$297,166	$278,169	$1,628

NOTE 12 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2011. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. There is no tax provision for the three and six months ended June 30, 2011.

	For six months ended June 30, 2011	For six months ended June 30, 2010
Income (loss) before income tax
United States	$(327,062)	$(268,264)
China	19,807	(176,793)
Total	$(307,255)	$(445,057)

Provision for income taxes
Current income tax	$-	$-
Deferred income tax	-	-
Total	$-	$-

Effective worldwide tax rate	0.0%	0.0%

Reconciliation of effective income tax rate
Stautory U.S. tax rate	34.0%	34.0%
Tax rate difference	-9.0%	-9.0%
Valuation allowance - US only	-25.0%	-25.0%
Valuation allowance - PRC only	-	-
PRC NOL utilized	-	-
Other, net	-	-
Effective worldwide tax rate	0.0%	0.0%

During the first half of 2011, the United States entity had a net operating loss of $327,062 for which no benefit was realized and a 100% valuation allowance was created. At the same time, the Chinese entity had a net operating profit of $19,807. There is no tax provision for the three and six months ended June 30, 2011.

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

NOTE 14 – SUBSEQUENT EVENT

On August 8, 2011, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends.

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

The Company’s present SiC production capacity is 25,500 tons per annum. We have three production lines and the capacity of each line is 8,500 tons per annum.

Results of Operations for the Six Months ended June 30, 2011 and 2010

The following tables and analysis show the operating results of the Company for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage change
Revenues	$8,651,144	$3,240,365	167%
Cost of revenues	7,102,396	2,716,514	161%

Gross profit (loss)	1,548,748	523,851	196%

General and administrative expenses	1,793,158	1,034,149	73%

Total operating expenses	1,793,158	1,034,149	73%

Profit (loss) from operations	(244,410)	(510,298)	-52%

Interest income	39,841	38,554	3%
Interest (expense)	(106,905)	-	N/A
Other income (expenses)	4,219	26,687	-84%

Total other income (expenses)	(62,845)	65,241	-196%

Profit (loss) before income taxes	(307,255)	(445,057)	-31%

Income tax provision	-	-	N/A

Net profit (loss)	$(307,255)	$(445,057)	-31%

Revenues

We generated sales revenues of $8,651,144 for the six months ended June 30, 2011, compared to $3,240,365 for the same period in 2010, representing an increase of $5,410,779, or 167%. A breakdown of total revenues is set forth in the following table:

Item	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage change
Green silicon:
Selling volume (ton)	6,608	2,593	155%
Average price in US dollars	1,284.79	1,202.75	7%
Subtotal	8,489,914	3,118,740	172%

Black silicon:
Selling volume (ton)	226	175	29%
Average price in US dollars	713.41	695.00	3%
Subtotal	161,230	121,625	33%

Total	8,651,144	3,240,365	167%

During the first quarter of 2011, we had all three 8,500-ton production lines in operation. Due to some technical issues in the second quarter of 2011, including the breakdown of the raw material feeding system, we conducted an inspection and tests on two of our lines, therefore causing these two lines not to reach their full production capacity. At the same time, our third line operated well. During the second quarter of 2011, in order to replace some corroded parts in our facility and to repair the feeding system, we suspended the operation of Line No. 1 in April and May, and Lines No.2 and No.3 in May. Starting from June, all three lines resumed full production capacity and the purity level of our products has greatly improved above current market standards after this repair and inspection that we conducted in April and May.

For the six months ended June 30, 2011, we produced 6,720 tons of green SiC and 111 tons of black SiC. During the same period of last year, we only had two 8,500-ton production lines in operation. The total output of the same period of 2010 was only 3,877 tons of green SiC and 86 tons of black SiC.

During the first six months of 2011, the market prices of green SiC and black SiC were slightly increased compared to the same period of last year. Since the output of our SiC increased substantially, the Company sold 6,608 tons of green SiC and 226 tons of black SiC during the first two quarters this year. However, during the same period of last year, the Company only sold 2,593 tons of green SiC and 175 tons of black SiC. The sales volume of green SiC during the first six months of 2011 increased by nearly 155% compared to the same period last year. The Company’s revenue reached $8,651,144, or increased by 167%, compared to the revenue of $3,240,365 during the first two quarters of 2010.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the six months ended June 30, 2011 and 2010 were $7,102,396 and $2,716,514, respectively.

Item	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage change
Green silicon:
Production volume (ton)	6,720	3,877	73%
Average cost in US dollars	1,081.67	1,022.46	6%
Subtotal	7,268,822	3,964,077	83%

Black silicon:
Production volume (ton)	111	86	29%
Average cost in US dollars	1,081.67	1,022.46	6%
Subtotal	120,065	87,932	37%

Total production cost	7,388,887	4,052,009	82%

During the six-month period ended June 30, 2011, the Company produced nearly 6,831 tons of SiC, compared to roughly 3,963 tons of SiC produced in the same period last year. During the first six months of 2011, our new lines consumed approximately 1.75 tons of quartz, 1.61 tons of petrol coke and 8,316 KW of electricity, respectively, for producing one unit of SiC. In the same period of last year when we had only two lines which were mainly in trial production, we consumed even more raw materials per unit: roughly 1.91 tons of quartz, 1.66 tons of petrol coke and 9,275KW of electricity. Since our productivity has been enhanced, we saved 4% of costs per ton due to the lower consumption of raw materials. However, the purchasing prices of petrol coke and electricity increased during the first six months of 2011 by 10% and 11% respectively. Therefore, the average production costs in the first half of 2011 were nearly 6% higher than the same period last year.

Gross Profit

During the six months ended June 30, 2011, we had gross profit of $1,548,748 and the gross profit margin was approximately 17.9%. In the same period last year, we had a gross profit of $523,851. The increase of our profit is mainly due to the following two reasons: (1) the Company produced and sold more SiC; and (2) the selling price of green SiC and black SiC slightly increased during the first half of 2011.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $1,793,158 for the six months ended June 30, 2011, as compared to $1,034,149 for the same period of 2010, an increase of $759,009. This increase was mainly due to the increased operating expenses such as new employees’ salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales. The increase of 344% on the part of the product taxes and other related taxes is attributed to and corresponds with the increase of our sales. Since the new facility was recorded into “fixed assets” during the fourth quarter of 2010, the depreciation during the first half of 2011 was much higher than the same period of 2010.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage change
G&A
Shipping and outbound freight fee	618,607	282,988	119%
Professional fees	101,691	77,399	31%
Travel expenses	50,636	37,019	37%
Products tax and related taxes	6,373	1,435	344%
Welfare and benefits	518,014	277,117	87%
Social insurance	18,642	18,905	-1%
Depreciation expenses	42,093	16,300	158%
Amortization expenses	10,108	7,595	33%
Public relations expenses	22,076	54,828	-60%
Motor car expenses	27,336	23,548	16%
Office expenses	137,073	136,785	0.2%
Others	240,510	100,230	140%
Total	$1,793,158	$1,034,149	73%

Operating Loss

Our operating loss was $244,410 for the six months ended June 30, 2011, as compared to a loss of $510,298 for the comparable period of 2010, a decrease of $265,888. Our decrease in operating loss for the first half of 2011 was mainly due to increased revenue generated from the sales of our products that were produced by the new production lines.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first two quarters of 2011.

Net Loss

Net loss for the six months ended June 30, 2011 was $307,255, compared to a loss of $445,057 for the same period of 2010. Such decrease of net loss of $137,802 was a result of the increase in the revenues generated by the Company for the first six months of 2011 exceeding the aggregate increase of expenses and costs. During the first two quarters of 2011, however, we encountered some technical issues in two of our production lines. Therefore, we suspended the production and conducted inspections on the two lines for around 45 days. Our revenue was also impacted by the increased price of raw materials, namely petrol coke and electricity. Despite the above, we still produced 6,720 tons of green SiC and 111 tons of black SiC during the first six months. However, the Company did not generate enough gross revenue to cover the increased expenses. The Company made a relatively lower net loss for the six months ended June 30, 2011 compared to the same period last year.

Results of Operations for the Three Months ended June 30, 2011 and 2010

The following tables and analysis show the operating results of the Company for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percentage change
Revenues	$4,330,316	$2,411,868	80%
Cost of revenues	3,585,184	1,862,207	93%

Gross profit (loss)	745,132	549,661	36%

General and administrative expenses	831,606	590,494	41%

Total operating expenses	831,606	590,494	41%

Profit (loss) from operations	(86,474)	(40,833)	112%

Interest income	18,846	11,433	65%
Interest (expense)	(66,225)	-	N/A
Other income (expenses)	4,219	23,766	-82%

Total other income (expenses)	(43,160)	35,199	-223%

Profit (loss) before income taxes	(129,634)	(5,634)	2201%

Income tax provision	-	-	N/A

Net profit (loss)	$(129,634)	$(5,634)	2201%

Net Revenues

We generated sales revenues of $4,330,316 for the three months ended June 30, 2011, compared to $2,411,868 for the same period in 2010, representing an increase of $1,918,448, or 80%. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percentage change
Green silicon:
Selling volume (ton)	3,147	1,877	68%
Average price in US dollars	1,324.78	1,264.36	5%
Subtotal	4,169,086	2,373,201	76%

Black silicon:
Selling volume (ton)	226	55	311%
Average price in US dollars	713.41	703.04	1%
Subtotal	161,230	38,667	317%

Total	4,330,316	2,411,868	80%

During the second quarter of 2011, in order to replace some corroded parts in our facility and to repair the feeding system, we suspended the operation of Line No. 1 in April and May, and Lines No.2 and No.3 in May. Due to the above, we only produced 2,408 tons of green SiC and 10 tons of black SiC. However, during the same time of last year, the total output was 3,062 tons of green SiC and 46 tons of black SiC. Starting from June, these three lines resumed production in full capacity and the purity level of our products has been greatly improved above the current market standard after this repair and inspections that we conducted in April and May.

During the second quarter of 2011, the market prices of green SiC and black SiC were similar to the same period of last year. Since we had enough inventories, the Company sold 3,147 tons of green SiC and 226 tons of black SiC. However, during the same period of last year, the Company only sold 1,877 tons of green SiC and 55 tons of black SiC. The sales volume of green SiC during the second quarter of 2011 increased by nearly 68% compared to the same period last year. The Company’s net revenue reached $4,330,316 and increased by 80%, compared to the net revenue of $2,411,868 during the second quarter of 2010.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended June 30, 2011 and 2010 were $3,585,184 and $1,862,207, respectively.

Item	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percentage change
Green silicon:
Production volume (ton)	2,408	3,062	-21%
Average cost in US dollars	1,117.21	989.54	13%
Subtotal	2,690,242	3,029,971	-11%

Black silicon:
Production volume (ton)	10	46	-78%
Average cost in US dollars	1,117.21	989.54	13%
Subtotal	11,172	45,519	-75%

Total production cost	2,701,414	3,075,490	-12%

During the second quarter of 2011, the Company only produced nearly 2,418 tons of SiC, compared to roughly 3,108 tons of SiC produced in the same period last year. Since we did not reach the full capacity production in the second quarter of 2011, our production lines consumed, on average, approximately 1.84 tons of quartz, 1.59 tons of petrol coke and 8,392 KW of electricity, for producing one unit of SiC.In the same period of last year, our raw material consumption rate of each unit of SiC was roughly 1.88 tons of quartz, 1.59 tons of petrol coke and 8,202 KW of electricity, respectively. However, the purchasing prices of petrol coke and electricity increased nearly 10% compared to the same period of last year. Therefore, the average production costs in the second quarter of 2011 were nearly 13% higher than the same period last year.

Gross Profit

During the second quarter of 2011, we had gross profit of $745,132 and the gross profit margin was approximately 17.2%. In the same period last year, we had a gross profit of $549,661and the gross profit margin was nearly 22.8%. The increase of our profit is mainly due to the reason that the Company sold more SiC in the second quarter of 2011. However, since the production cost was higher than the same period last year, we had a lower gross profit margin for this quarter.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $831,606 for the three months ended June 30, 2011, as compared to $590,494 for the same period of 2010, an increase of $241,112. This increase was mainly due to the increased operating expenses such as new employees’ salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales. We started to accrue VAT tax during the second quarter of 2011, whereas we incurred none in the same period last year. Whenever output VAT tax is higher than input VAT tax, the Company will be required to pay VAT tax. Since we purchased more raw materials during the second quarter of 2010, the input VAT tax was higher than the output VAT tax; we didn’t pay any VAT tax in the second quarter of last year.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percentage change
G&A
Shipping and outbound freight fee	190,732	230,104	-17%
Professional fees	94,869	31,107	205%
Travel expenses	30,695	30,277	1%
Products tax and related taxes	3,516	-	N/A
Welfare and benefits	270,251	138,263	95%
Social insurance	13,279	5,712	132%
Depreciation expenses	21,255	8,248	158%
Amortization expenses	5,054	3,678	37%
Public relations expenses	14,568	4,847	201%
Motor car expenses	15,864	10,369	53%
Office expenses	67,826	71,453	-5%
Others	103,697	56,436	84%
Total	$831,606	$590,494	41%

Operating Loss

Our operating loss was $86,474 for the three months ended June 30, 2011, as compared to a loss of $40,883 for the comparable period of 2010, an increase of $45,641. Our increase in operating loss for the second quarter of 2011 was mainly due to increased revenue generated from the sales of our products could not cover the increased expenses and cost.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the second quarter of 2011.

Net Loss

Net loss for the three months ended June 30, 2011 was $129,634, compared to a loss of $5,634 for the same period of 2010. Such increase of net loss of $124,000 was a result of the increase in the revenues generated by the Company for the second quarter of 2011 not exceeding the aggregate increase of expenses and costs. During the second quarter of 2011, we encountered some technical issues in two of our production lines. Therefore, we suspended the production on these two lines and conducted inspections on the two lines for around 45 days. Even though the production capacity of all three production lines has been restored normal levels in June, our gross revenue was adversely affected by the inspection and repair on all three production lines. Our revenue was also impacted by the increased prices of our raw materials, namely petrol coke and electricity. Despite the above, we however could not reach the normal gross profit margin which could be 24%. The Company therefore did not generate enough gross profit to cover the increased expenses. The Company made a relatively higher net loss for the three months ended June 30, 2011 compared to the same period last year.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $2,640,872. Compared to the same period of last year, cash and cash equivalents were increased by $653,831.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percentage change
Net cash provided by (used in) operating activities	$(17,463)	$(1,122,997)	98%
Net cash provided by (used in) investing activities	647,266	(3,944,875)	116%
Net cash provided by (used in) financing activities	12,229	2,923,689	-100%
Effect of exchange rate changes on cash	11,799	5,878	101%
Net increase (decrease) in cash and cash equivalents	653,831	(2,138,305)	131%
Cash and cash equivalents, beginning of period	1,987,041	6,194,046	-68%
Cash and cash equivalents, end of period	$2,640,872	$4,055,741	-35%

Operating Activities

Net cash used in operating activities was $17,463 for the six months ended June 30, 2011, compared to an amount of $1,122,997 net cash that was used in operating activities during the same period of last year. The decrease of net cash used in operating activities was mainly due to the fact that the Company sold more SiC than the same period last year, which resulted in more cash provided by operating activities. Even though the Company sold more SiC during the first half of 2011, we still spent a little bit more cash on the purchase of raw materials. Therefore, the Company had $17,463 used in operating activities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $647,266, compared to an amount of $3,944,875 net cash that was used in investing activities for the same period of last year. On February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation (“CSC”) on an unsecured basis at an annual rate of 6% for a term of one year. Besides the $1,000,000 loan made to CSC, the Company invested the rest of the money for the construction of the new lines. Since the construction of three new lines was finished in 2010, we had less cash used in investing activities during the first half of 2011 than the same period of last year. The Company spent $329,243 in building the new facility during the first half of 2011 and $2,944,875 during the same time of 2010. Furthermore, CSC has paid off the loan of $1,000,000 on June 15, 2011. Therefore, the Company had cash of $647,266 provided by investing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 totaled $12,229, compared to $2,923,689 provided by financing activities during the same period of 2010. The net cash provided by financing activities for the six months ended June 30, 2010 was mainly attributable to a bank loan of $2,930,317 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of June 30, 2011 and December 31, 2010:

	30-Jun-11	31-Dec-10
Raw materials	$1,006,683	$306,249
Finished goods	2,710,342	2,352,406
Work in progress	604,590	316,541
Total	$4,321,615	$2,975,196

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2010, the increase of inventories is mainly attributable to the largely increased finished goods and raw materials as a result of the operation of our three new production lines during the first two quarters of 2011.

Property and Equipment

The following is a summary of property and equipment at June 30, 2011 and December 31, 2010:

	30-Jun-11	31-Dec-10
Buildings	$6,620,115	$6,480,400
Machinery and equipment	5,386,812	5,135,138
Motor vehicles	308,386	299,417
Office equipment	118,190	96,572
Less: accumulated depreciation	(1,088,271)	(634,569)
Property and equipment, net	$11,345,232	$11,376,958

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

Accounts Payable

Accounts payable amounted to $3,321,680 and $2,586,381 as of June 30, 2011 and December 31, 2010, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $735,299 in accounts payable was mainly due to our increased purchase of raw materials, including quartz, petrol coke and electricity. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 35% of the total amount of accounts payable as of June 30, 2011.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2011, the Company issued to the holders of Series A Preferred Stock an aggregate of 149,433 shares of Common Stock as dividend shares.

This issuance was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder.

Item 6.    EXHIBITS

(a) Exhibits

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS –	XBRL Instance Document

101.SCH –	XBRL Taxonomy Extension Schema Document

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: August 15, 2011	By:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)