Form 10-Q
period 2011-09-30
Master Silicon Carbide Industries, Inc.
filed 2011-11-18
CIK 1417451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2011, the registrant had: (i) 3,866,947 shares of common stock, par value $.001 per share,  issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share, issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets As of September 30, 2011 (Unaudited) and December 31, 2010	F-2

	Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-4

	Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures.	12

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4.	(Removed and Reserved)

Item 6.	Exhibits	13

Signatures		14

Exhibits/Certifications

PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS

Master Silicon Carbide Industries, Inc.

September 30, 2011

Index to Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	F-2
Consolidated Statements of Operations and Comprehensive Profit (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F-4
Notes to the Interim Consolidated Financial Statements (Unaudited)	F-5 to F-17

MASTER SILICON CARBIDE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,354,054	$1,987,041
Notes receivable	966,729	364,051
Accounts receivable, net	915,270	1,532,896
Tax refundable	40,945	120,909
Inventories	5,329,956	2,975,196
Prepaid expenses	613,037	307,690
Total current assets	10,219,991	7,287,783
Deposits-fixed assets	1,593,430	2,028,936
Other receivables	179,403	46,562
Amount due from related party	-	1,000,000
Property, plant and equipment, net	14,989,719	11,376,958
Construction in progress	1,984,793	4,415,703
Intangible assets, net	1,435,071	1,416,650
Total assets	$30,402,407	$27,572,592
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,757,466	$2,586,381
Tax payable	44,299	91,534
Advance from customers	1,179,669	565,196
Other payables	222,377	209,288
Amount due to related parties	892,644	886,748
Dividends accrued	150,000	150,000
Total current liabilities	7,246,455	4,489,147
Technology payable	75,532	15,100
Long-term loans	4,720,767	4,529,875
Total liabilities	12,042,754	9,034,122
Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) liquidation preference of $10.038 per share	10,000,000	10,000,000
Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued) liquidation preference of $10.8664 per share	10,000,000	10,000,000
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized; 3,717,514 and 3,269,215 shares issued and outstanding, respectively	3,717	3,269
Additional paid-in capital	5,758,127	4,646,926
Retained (deficit)	(8,496,748)	(6,562,995)
Accumulated other comprehensive income	1,094,557	451,270
Total stockholders’ equity (deficit)	(1,640,347)	(1,461,530)
Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$30,402,407	$27,572,592

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS)  (UNAUDITED)
(In US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Revenues:
Revenues	$3,710,982	$3,700,638	$12,362,126	$6,941,003
Cost of revenues	3,430,280	2,519,363	10,532,676	5,235,877
Gross profit	280,702	1,181,275	1,829,450	1,705,126
General and administrative expenses	734,379	724,066	2,527,537	1,756,212
Total operating expenses	734,379	724,066	2,527,537	1,756,212
Profit (loss) from operations	(453,677)	457,209	(698,087)	(51,086)
Interest income	6,714	38,855	46,555	77,409
Interest expense	(728,433)	-	(835,338)	-
Other income (expenses)	(1,102)	(15,085)	3,117	11,602
Total other income (expenses)	(722,821)	23,770	(785,666)	89,011
Profit (loss) before income taxes	(1,176,498)	480,979	(1,483,753)	37,925
Income tax provision	-	8	-	2,011
Net Profit (loss)	$(1,176,498)	$480,971	$(1,483,753)	$35,914
Accretion on redeemable preferred stock	$-	$133,425	$-	$400,281
Dividends on preferred stock	150,000	150,000	450,000	450,000
Net profit (loss) attributable to common stockholders	$(1,326,498)	$197,546	$(1,933,753)	$(814,367)
Comprehensive profit (loss):
Net Profit (loss)	$(1,176,498)	$480,971	$(1,483,753)	$35,914
Foreign currency translation adjustment	287,546	192,571	643,287	263,194
Comprehensive profit (loss)	$(888,952)	$673,542	$(840,466)	$299,108
Basic net profit (loss) per share	$(0.36)	$0.06	$(0.55)	$(0.27)
Diluted net profit (loss) per share	$(0.36)	0.01	$(0.55)	$(0.27)
Weighted average common shares outstanding:
Basic	3,654,167	3,118,158	3,521,007	2,969,802
Diluted	3,654,167	22,282,688	3,521,007	2,969,802

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In US Dollars)

	Nine Months Ended
	9/30/2011	9/30/2010
Cash flows from operating activities:
Net profit (loss)	$(1,483,753)	$35,914
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	658,495	98,638
Amortization	38,691	32,044
Impairment	101,901	-
Warrants extended for interest	661,649	-
Changes in operating assets and liabilities:
Notes receivable - trade	(574,976)	(28,531)
Accounts receivable	667,178	(277,376)
Other receivables	(140,563)	(76,822)
Prepaid expenses	(285,933)	21,745
Inventories	(2,427,515)	(2,399,830)
Accounts payable and accrued liabilities	2,006,882	1,081,021
Other current liabilities	62,653	21,753
Advance from customers	577,630	454,173
Taxes refundable	83,184	(140,505)
Taxes payable	(49,966)	-
Net cash provided by (used in) operating activities	(104,443)	(1,177,776)
Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(494,734)	(4,774,213)
Advances to related parties receivable	-	(2,172,500)
Purchase of intangible asset	(23,649)	(8,162)
Proceeds from related parties receivables	1,000,000	1,172,500
Net cash provided by (used in) investing activities	481,617	(5,782,375)
Cash flows from financing activities:
Proceeds from loans	-	2,938,238
Payments to related parties payable	(30,778)	(6,646)
Net cash provided by (used in) financing activities	(30,778)	2,931,592
Effect of exchange rate changes on cash	20,617	3,355
Net increase (decrease) in cash and cash equivalents	367,013	(4,025,204)
Cash and cash equivalents, beginning of year	1,987,041	6,194,047
Cash and cash equivalents, end of period	$2,354,054	$2,168,843
Supplemental disclosures of cash flow information:
Cash paid for interest	173,689	317,380
Cash paid for taxes	-	2,011
Noncash investing and financing activities:
Conversion of Series A preferred stock dividend	450,000	450,000

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.
September 30, 2011
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

Yili Master Carborundum Production Co., Ltd. (“Yili China”) was incorporated on August 10, 1993 in the People’s Republic of China (“PRC”).

Beijing Master Consulting Co., Ltd. (“Master Consulting”) was incorporated on July 14, 2011 in the People’s Republic of China (“PRC”), which was wholly owned by the Company.

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

The consolidated financial statements include (i) the accounts of the Company and (ii) the accounts of its consolidated subsidiaries, C3 Capital, Limited, Yili China and Master Consulting. All inter-company balances and transactions have been eliminated.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $8,496,748. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the allocation of production costs to inventory, allowance for bad debts, reserve for obsolescence, impairment for assets, and estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

As of September 30, 2011, the cash balance in financial institutions in the United States was $1,704,718. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2011, the Company had deposits that were in excess of the FDIC insurance limit.

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

              The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of September 30, 2011, the Company determined reserves for obsolescence of inventories.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2011.

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

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There are no research and development costs for the three and nine months ended September 30, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2011 and 2010 are $1,317 and $4,283, respectively. Advertising costs for the nine months ended September 30, 2011 and 2010 are $5,477 and $49,012, respectively.

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

September 30, 2011
Balance sheet	RMB 6.3549 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.4982 to US$1.00

September 30, 2010
Balance sheet	RMB 6.7011 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.8068 to US$1.00

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

	For three months ended September 30, 2011	For three months ended September 30, 2010	For nine months ended September 30, 2011	For nine months ended September 30, 2010
Numerator for basic net profit (loss) per share - Profit (loss) attributable to common shareholders	$(1,326,498)	$197,546	$(1,933,753)	$(814,367)
Numerator for diluted net profit (loss) per share - Profit (loss) attributable to common shareholders	$(1,326,498)	$197,546	$(1,933,753)	$(814,367)
Denominator for basic net profit (loss) per share - Weighted average shares of common stock outstanding	3,654,167	3,118,158	3,521,007	2,969,802
Denominator for diluted net profit (loss) per share - Weighted average shares of common stock outstanding	3,654,167	22,282,688	3,521,007	2,969,802
Basic net Profit (loss) per share	$(0.36)	$0.06	$(0.55)	$(0.27)
Diluted net Profit (loss) per share	$(0.36)	$0.01	$(0.55)	$(0.27)

 The following table shows the weighted-average number of potentially dilutive shares for the three and nine months ended September 30, 2011 and 2010:

	For three months ended September 30, 2011	For three months ended September 30, 2010	For nine months ended September 30, 2011	For nine months ended September 30, 2010
Series A preferred stock	9,961,860	9,961,860	9,961,860	9,961,860
Series B preferred stock	9,202,670	9,202,670	9,202,670	9,202,670
Warrants	-	-	-	-
Total	19,164,530	19,164,530	19,164,530	19,164,530

Common Stock

As of September 30, 2011, the Company had 3,717,514 shares of Common Stock issued and outstanding.

Dividend

  During the third quarter of 2011, the Company issued 149,433 shares of common stock, or $150,000 at a fair market value of common stock as payment for dividends of Series A Convertible Preferred Stock accrued at June 30, 2011.  During the third quarter of 2011, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008.  The dividends are payable in shares of common stock, and the Company intends to issue shares with a fair market value of $150,000 as payment of the dividends on the Series A Preferred Stock during the fourth quarter of 2011.

Warrants

                On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. According to the resolutions of Board of Directors, the Company extended the expiration date of the original warrants to September 1, 2012 in order to facilitate its future financing activities resulting in a one-time charge of $661,649 to interest expense. The following table summarized the cumulative warrant activity, including the activity for the nine months ended September 30, 2011 and 2010:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2008	2,590,465	$1.20
Exercised	-100,000	0.01
Outstanding, December 31, 2009	2,490,465	1.25
Exercised	-	-
Outstanding, September 30, 2010	2,490,465	1.25
Exercised	-	-
Outstanding, September 30, 2011	2,490,465	$1.25

                The Company issued warrants in connection with financing instruments. The Company analyzed the warrants in accordance with ASC Topic 815 to determine whether the warrants meet the definition of a derivative under ASC Topic 815 and, if so, whether the warrants meet the scope exception of ASC Topic 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of ASC Topic 815.

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

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

                As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through September 30, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – NOTES RECEIVABLE

                 Notes receivable come from the sales of our products. Notes receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sep-11		31-Dec-10
Customer Name	Amount	Term	Amount	Term
Tengzhou Tongfeng Grinding Medium Co., Ltd	$-		$15,100	5 months
Tengzhou Shengtai Grinding Medium Co., Ltd	-		53,845	6 months
Zaozhuang Xingfa Grinding Medium Co., Ltd	12,342	3 months	37,749	2 months
Pingdingshan Zhongao Grinding Medium Co., Ltd	157,359	3 months	226,494	5 months
Henan Kangtai Silicon Powder Co., Ltd	167,593	4 months
Xinlubiao Silicon Powder Co., Ltd	550,756	5 months	-
Jiangsu Dayang Silicon Powder Co., Ltd	78,679	4 months
China Silicon Corporation	-		30,863	1 month
Total	$966,729		$364,051

NOTE 4 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at September 30, 2011 and December 31, 2010 were as follows:

	30-Sep-11	31-Dec-10
Accounts receivable	$964,099	$1,579,750
Allowance for bad debts	(48,829)	(46,854)
Accounts receivable, net	$915,270	$1,532,896

NOTE 5 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sep-11	31-Dec-10
Raw materials	$878,503	$306,249
Finished goods	4,381,350	2,352,406
Work in progress	174,302	316,541
Provision for impairment	(104,199)	-
Total	$5,329,956	$2,975,196

NOTE 6 – RELATED PARTY

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended for two years with the same rate of rent after September 1, 2009. On September 1, 2011, we extended the lease with the same rate of rent for one year.

According to the Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company totally paid the management fee of $37,500 during the third quarter of 2011.

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

As of September 30, 2011 and December 31, 2010, the Company owed Changchun Master Company $892,644 and $886,748 whose stockholder is Zhigang Gao, who is the director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 7 – DEPOSITS – FIXED ASSETS

Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sep-11	31-Dec-10
Deposit for buildings	$553,669	$452,915
Deposit for equipment	1,039,761	1,576,021
Total	$1,593,430	$2,028,936

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

Intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sep-11	31-Dec-10
Land use right	$862,442	$815,918
Production license	688,214	709,258
Software	24,053	11,530
Less: accumulated amortization	(139,638)	(120,056)
Total	$1,435,071	$1,416,650

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sep-11	31-Dec-10
Buildings	$9,262,728	$6,480,400
Machinery and equipment	6,620,276	5,135,138
Motor vehicles	314,049	299,417
Office equipment	127,320	96,572
Less: accumulated depreciation	(1,334,654)	(634,569)
Property and equipment, net	$14,989,719	$11,376,958

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended September 30, 2011 was $246,383, of which $19,353 was included in G&A expense and $227,030 was included in cost of revenue. Depreciation expense for the nine months ended September 30, 2011 was $658,495, of which $62,684 was included in G&A expense and $595,811 was included in cost of revenue.

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

	30-Sep-11	31-Dec-10
Buildings	$764,878	$2,469,145
Construction in progress	382,917	812,726
Equipment	836,998	775,382
Capitalized interest	-	75,422
Others	-	283,028
Total	$1,984,793	$4,415,703

There is no capitalized interest for the three months ended September 30, 2011. Total capitalized interest for the nine months ended September 30, 2011 was $24,709.

NOTE 11 – LONG-TERM LOANS

On October 23, 2009, Yili China borrowed a three-year long-term loan with principal of $1,573,589 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on October 21, 2012. On January 4, 2010, Yili China borrowed a three-year long-term loan with principal of $3,147,178 from the Yili branch, Bank of China with an interest rate at 6.48% annually and the maturity date on January 3, 2013. These loans are secured by the building, machinery and equipment of Yili China. The principal amount will be due at the maturity date. The interest was paid on the quarterly basis.

	Interest	Maturity		Interest payments
	Rate	Date	Amount	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,573,589	$101,969	$82,413	$-

Yili branch, Bank of China	6.48%	3-Jan-13	3,147,178	203,937	203,937	1,676

			$4,720,767	$305,906	$286,350	$1,676

NOTE 12 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2011. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. There is no tax provision for the three and nine months ended September 30, 2011.

Master Consulting was incorporated on July 14, 2011 in the People’s Republic of China by the Company. Since there is no revenue, Master Consulting does not have any income tax.

For the nine months ended September 30, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For nine months ended September 30, 2011	For nine months ended September 30, 2010
Income (loss) before income tax
United States	$(1,151,440)	$(389,763)
China	(332,313)	427,688
Total	$(1,483,753)	$37,925

Provision for income taxes
Current income tax	$-	$2,011
Deferred income tax	-	-
Total	$-	$2,011

USA

                 MSCI is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2011, the operations in the United States of America incurred $7,862,222 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $2,673,156 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

                 Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For nine months ended September 30, 2011	For nine months ended September 30, 2010
Income (loss) before income tax
Yili China	(332,313)	427,688
Statutory income tax rate	25%	25%

Income tax expense at statutory rate	(83,078)	106,922
Tax effect of accumulated loss	-	-104,911
Net operating loss	83,078	-
Income tax expense at effective rate	-	2,011

During the first nine months of 2011, the United States entity had a net operating loss of $1,151,440 for which no benefit was realized and a 100% valuation allowance was created. At the same time, the Chinese entity had a net operating loss of $332,313. There is no tax provision for the three and nine months ended September 30, 2011.

NOTE 13 - FOREIGN OPERATIONS

Substantially all of the Company’s operations are carried out and most of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

NOTE 14 – SUBSEQUENT EVENTS

On November 7, 2011, an aggregate of 149,433 shares of Common Stock were issued to the holders of Series A Preferred Stock as the dividends.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“Yili US”); (iii) C3 Capital, Limited (“ C3 Capital ”); and (iv) Yili Master Carborundum Production Co., Ltd. (“Yili China”; and (v) Bejing Master Consulting Co., Ltd. (“Master Consulting”).

Overview

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

Recent Development

On July 14, 2011, Beijing Master Consulting Co., Ltd. (“Master Consulting”) was incorporated in the People’s Republic of China (“PRC”), which was wholly owned by Master Silicon Carbide Industries, Inc. Master Consulting represents our representative office in Beijing.  This office is engaged in providing further management support and business development to Yili China.

Results of Operations for the Nine Months ended September 30, 2011 and 2010

The following tables and analysis show the operating results of the Company for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage change
Revenues	$12,362,126	$6,941,003	78%
Cost of revenues	10,532,676	5,235,877	101%

Gross profit (loss)	1,829,450	1,705,126	7%

General and administrative expenses	2,527,537	1,756,212	44%

Total operating expenses	2,527,537	1,756,212	44%

Profit (loss) from operations	(698,087)	(51,086)	1266%

Interest income	46,555	77,409	-40%
Interest (expense)	(835,338)	-	N/A
Other income (expenses)	3,117	11,602	-73%

Total other income (expenses)	(785,666)	89,011	-983%

Profit (loss) before income taxes	(1,483,753)	37,925	-4012%

Income tax provision	-	2,011	N/A

Net profit (loss)	$(1,483,753)	$35,914	-4231%

Revenues

We generated sales revenues of $12,362,126 for the nine months ended September 30, 2011, compared to $6,941,003 for the same period in 2010, representing an increase of $5,421,123, or 78%. A breakdown of total revenues is set forth in the following table:

Item	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage change
Green silicon:
Selling volume (ton)	9,857	5,551	78%
Average price in US dollars	1,239.57	1,213.51	2%
Subtotal	12,218,398	6,736,190	81%

Black silicon:
Selling volume (ton)	226	295	-23%
Average price in US dollars	635.96	694.28	-8%
Subtotal	143,728	204,813	-30%

Total	12,362,126	6,941,003	78%

       During the first quarter of 2011, we had all three 8,500-ton production lines in operation. Due to some technical issues, including the breakdown of the raw material feeding system, we conducted an inspection and tests on two of our lines, therefore causing these two lines not to reach their full production capacity. At the same time, our third line operated well. During the second quarter of 2011, in order to replace some corroded parts in our facility and to repair the feeding system, we suspended the operation of Line No. 1 in April and May, and Lines No. 2 and No. 3 in May. Starting from June, all three lines resumed full production capacity and the purity level of our products has greatly improved above current market standards after this repair and inspection that we conducted in April and May.

       However, during the third quarter of 2011, due to the European sovereign crisis, the global market demand for solar energy dropped dramatically, which adversely affected the market price of SiC, the essential abrasive material for manufacturing solar panels. As of the date of this Report, the average price of green SiC is $1,142, which has decreased by nearly 15% from its market price in the second quarter of 2011. Since the market demand and price had both decreased, the Company decided to strategically control and reduce the production in order to decrease the operation costs in the third quarter of 2011.

       For the nine months ended September 30, 2011, we produced 11,657 tons of green SiC and 137 tons of black SiC. During the same period of last year, we only had two 8,500-ton production lines in operation. The total output of the same period of 2010 was only 8,345 tons of green SiC and 167 tons of black SiC.

During the first nine months of 2011, the average market prices of green SiC and black SiC were similar compared to the same period of last year. Since the output of our SiC increased substantially, the Company sold 9,857 tons of green SiC and 226 tons of black SiC during the first three quarters this year, whereas during the same period of last year, the Company only sold 5,551 tons of green SiC and 295 tons of black SiC. The sales volume of green SiC during the first nine months of 2011 increased by nearly 78% compared to the same period last year. The Company’s revenue reached $12,362,126, or increased by 78%, compared to the revenue of $6,491,003 during the nine months ended September 30, 2010.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the nine months ended September 30, 2011 and 2010 were $10,532,676 and $5,235,877, respectively.

Item	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage change
Green silicon:
Production volume (ton)	11,657	8,345	40%
Average cost in US dollars	1,026.32	889.54	15%
Subtotal	11,963,812	7,423,211	61%

Black silicon:
Production volume (ton)	137	167	-18%
Average cost in US dollars	646.15	558.52	16%
Subtotal	88,523	93,273	-5%

Total production cost	12,052,335	7,516,484	60%

During the nine-month period ended September 30, 2011, the Company produced nearly 11,794 tons of SiC, compared to roughly 8,512 tons of SiC produced in the same period last year. During the first nine months of 2011, our new lines consumed approximately 1.79 tons of quartz, 1.56 tons of petrol coke and 8,151 KW of electricity, respectively, for producing one unit of SiC. In the same period of last year when we had only two lines, we consumed even more raw materials per unit: roughly 1.84 tons of quartz, 1.63 tons of petrol coke and 8,825KW of electricity. Since our productivity has been enhanced, we saved 6% of costs per ton due to the lower consumption of raw materials. However, the purchasing prices of petrol coke and electricity increased during the first nine months of 2011 by 13% and 15%, respectively. Therefore, the average production costs during the nine-month period ended September 30, 2011 were nearly 15% higher than the same period last year.

Gross Profit

During the nine months ended September 30, 2011, we had gross profit of $1,829,450 and the gross profit margin was approximately 14.8%. In the same period last year, we had a gross profit of $1,705,126. The increase of our profit is mainly due to the following two reasons: (1) the Company produced and sold more SiC; and (2) the average selling price of green SiC slightly increased during the first nine months of 2011. However, since our production costs increased by nearly 15%, the gross profit margin for the nine months ended September 30, 2011 was much lower than the same period last year.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $2,527,537 for the nine months ended September 30, 2011, as compared to $1,756,212 for the same period of 2010, an increase of $771,325. This increase was mainly due to the increased operating expenses such as new employees’ salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales. The increase of 470% on the part of the product taxes and other related taxes is attributed to and corresponds with the increase of our sales. Since the new facility started to be recorded into “fixed assets” during the fourth quarter of 2010, the depreciation during the first nine months of 2011 was much higher than the same period of 2010.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage change
G&A
Shipping and outbound freight fee	763,684	622,417	23%
Professional fees	190,637	115,391	65%
Travel expenses	100,841	67,844	49%
Products tax and related taxes	8,179	1,435	470%
Welfare and benefits	848,122	428,602	98%
Social insurance	24,851	23,971	4%
Depreciation expenses	61,302	24,461	151%
Amortization expenses	15,263	12,663	21%
Public relations expenses	62,935	64,600	-3%
Motor car expenses	44,223	40,505	9%
Office expenses	219,920	202,941	8%
Others	187,580	151,382	24%
Total	$2,527,537	$1,756,212	44%

Operating Loss

Our operating loss was $698,087 for the nine months ended September 30, 2011, as compared to a loss of $51,086 for the comparable period of 2010, an increase of $647,001. Our increase in operating loss for the first nine months of 2011 was mainly due to increased gross profit not exceeding the increased G&A expenses.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the first three quarters of 2011.

Net Loss

Net loss for the nine months ended September 30, 2011 was $1,483,753, compared to a profit of $35,914 for the same period of 2010. Such increase of net loss of $1,519,667 was a result of the increase in the revenues generated by the Company for the nine months ended September 30, 2011 not exceeding the aggregate increase of expenses and costs. During the first two quarters of 2011, we encountered some technical issues in two of our production lines. Therefore, we suspended the production and conducted inspections on the two lines for around 45 days during the first quarter. Our revenue was also impacted by the increased prices of raw materials, namely petrol coke and electricity. Furthermore, during the third quarter of 2011, the decreased market demand in the photovoltaic industry lead to fewer orders of our products, as a result of which we strategically reduced the production hence less gross revenue than when we could otherwise produce in full capacity. Therefore, the Company did not generate enough gross revenue to cover the increased expenses. The Company had more net loss for the nine months ended September 30, 2011 compared to the same period last year.

Results of Operations for the Three Months ended September 30, 2011 and 2010

The following tables and analysis show the operating results of the Company for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percentage change
Revenues	$3,710,982	$3,700,638	0.3%
Cost of revenues	3,430,280	2,519,363	36%

Gross profit (loss)	280,702	1,181,275	-76%

General and administrative expenses	734,379	724,066	1%

Total operating expenses	734,379	724,066	1%

Profit (loss) from operations	(453,677)	457,209	-199%

Interest income	6,714	38,855	-83%
Interest (expense)	(728,433)	-	N/A
Other income (expenses)	(1,102)	(15,085)	-93%

Total other income (expenses)	(722,821)	23,770	-3141%

Profit (loss) before income taxes	(1,176,498)	480,979	-345%

Income tax provision	-	8	N/A

Net profit (loss)	$(1,176,498)	$480,971	-345%

Net Revenues

We generated sales revenues of $3,710,982 for the three months ended September 30, 2011, compared to $3,700,638 for the same period in 2010, representing an increase of $10,344, or 0.3%. A breakdown of total revenues is set forth in the following table:

Item	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percentage change
Green silicon:
Selling volume (ton)	3,249	2,958	10%
Average price in US dollars	1,142.19	1,222.90	-7%
Subtotal	3,710,982	3,617,324	3%

Black silicon:
Selling volume (ton)	-	120	-100%
Average price in US dollars	525.97	694.28	-24%
Subtotal	-	83,314	-100%

Total	3,710,982	3,700,638	0.3%

       During the third quarter of 2011, due to the European sovereign crisis, the global market demand for solar energy dropped dramatically, which adversely affected the market price of SiC, the essential abrasive material for manufacturing solar panels. As of the date of this Report, the average price of green SiC is $1,142, which has decreased by nearly 15% from its market price in the second quarter of 2011. Since the market demand and price were both decreased, the Company decided to strategically control and reduce the production in order to decrease the operation costs in the third quarter of 2011.

During the third quarter of 2011, the market prices of green SiC and black SiC were much lower than the same period of last year. The Company sold 3,249 tons of green SiC. During the same period of last year, the Company sold 2,958 tons of green SiC and 120 tons of black SiC. The sales volume of green SiC during the third quarter of 2011 increased by nearly 10% compared to the same period last year. The Company’s net revenue reached $3,710,982 and increased by 0.3%, compared to the net revenue of $3,700,638 during the third quarter of 2010.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended September 30, 2011 and 2010 were $3,430,280 and $2,519,363, respectively.

Item	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percentage change
Green silicon:
Production volume (ton)	4,937	4,527	9%
Average cost in US dollars	952.34	864.47	10%
Subtotal	4,701,703	3,913,456	20%

Black silicon:
Production volume (ton)	26	22	18%
Average cost in US dollars	538.46	493.78	9%
Subtotal	14,000	10,863	29%

Total production cost	4,715,703	3,924,319	20%

During the third quarter of 2011, the Company only produced nearly 4,963 tons of SiC, compared to roughly 4,549 tons of SiC produced in the same period last year. During the third quarter of 2011, our new three production lines were in good status. However, we strategically controlled our production to reduce the operating costs due to the fewer orders that we have received as a result of the decreased market demand and the lower selling price. Our production lines consumed, on average, approximately 1.69 tons of quartz, 1.48 tons of petrol coke and 7,783 KW of electricity, for producing one unit of SiC. In the same period of last year, our raw material consumption rate of each unit of SiC was roughly 1.73 tons of quartz, 1.51 tons of petrol coke and 7,935 KW of electricity, respectively. However, the purchasing prices of petrol coke and electricity increased nearly 15% compared to the same period of last year. Therefore, the average production costs in the third quarter of 2011 were nearly 10% higher than the same period last year.

Gross Profit

During the third quarter of 2011, we had gross profit of $280,702 and the gross profit margin was approximately 7.6%. In the same period last year, we had a gross profit of $1,181,275 and the gross profit margin was nearly 32%. The decrease of our profit is mainly due to the reason that the selling price of green SiC was nearly 7% lower and the production cost was 10% higher compared to the same period last year.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $734,379 for the three months ended September 30, 2011, as compared to $724,066 for the same period of 2010, an increase of $10,313. This increase was mainly due to the increased operating expenses such as new employees’ salaries and welfare, increased freight fees and travel expenses due to Yili China’s expanding production and sales.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percentage change
G&A
Shipping and outbound freight fee	140,927	339,429	-58%
Professional fees	39,449	37,992	4%
Travel expenses	44,783	30,825	45%
Products tax and related taxes	55	-	N/A
Welfare and benefits	289,655	151,485	91%
Social insurance	6,084	5,066	20%
Depreciation expenses	18,926	8,161	132%
Amortization expenses	5,088	5,068	0.4%
Public relations expenses	25,355	9,772	159%
Motor car expenses	14,547	16,957	-14%
Office expenses	72,831	66,156	10%
Others	76,679	53,155	44%
Total	$734,379	$724,066	1%

Operating Loss

Our operating loss was $453,677 for the three months ended September 30, 2011, as compared to a profit of $457,209 for the comparable period of 2010, a decrease of $910,886. Our increase in operating loss for the third quarter of 2011 was mainly due to the decreased selling price and increased expenses and costs of good sold.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. There was no income tax provision for Yili China during the third quarter of 2011.

Net Loss

Net loss for the three months ended September 30, 2011 was $1,176,498, compared to a profit of $480,971 for the same period of 2010. Such increase of net loss of $1,657,469 was a result of the increase in the revenues generated by the Company for the third quarter of 2011 not exceeding the aggregate increase of expenses and costs. Although our new production lines operated well during the third quarter of 2011, we encountered the decreased market demand and the lower selling price. Our revenue was also impacted by the increased prices of our raw materials, namely petrol coke and electricity. The Company therefore did not generate enough gross profit to cover the increased expenses. The Company had more net loss for the three months ended September 30, 2011 compared to the same period last year.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $2,354,054. Compared to the same period of last year, cash and cash equivalents were increased by $185,211.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage change
Net cash provided by (used in) operating activities	$(104,443)	$(1,177,776)	-91%
Net cash provided by (used in) investing activities	481,617	(5,782,375)	-108%
Net cash provided by (used in) financing activities	(30,778)	2,931,592	-101%
Effect of exchange rate changes on cash	20,617	3,355	515%
Net increase (decrease) in cash and cash equivalents	367,013	(4,025,204)	-109%
Cash and cash equivalents, beginning of period	1,987,041	6,194,047	-68%
Cash and cash equivalents, end of period	$2,354,054	$2,168,843	9%

Operating Activities

Net cash used in operating activities was $104,443 for the nine months ended September 30, 2011, compared to an amount of $1,177,776 net cash that was used in operating activities during the same period of last year. The decrease of net cash used in operating activities was mainly due to the facts that the Company sold more SiC than the same period last year and delayed to pay accounts payable and accrued expenses, which resulted in more cash provided by operating activities. Even though the Company sold more SiC during the first nine months of 2011, we still spent a bit more cash on the purchase of raw materials. Therefore, the Company had $104,443 used in operating activities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $481,617, compared to an amount of $5,782,375 net cash that was used in investing activities for the same period of last year. On February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation (“CSC”) on an unsecured basis at an annual rate of 6% for a term of one year. Besides the $1,000,000 loan made to CSC, the Company invested the rest of the money for the construction of the new lines. Since the construction of three new lines was finished in 2010, we had less cash used in investing activities during the first nine months of 2011 than the same period of last year. The Company spent $494,734 in building the new facility during the first nine months of 2011 and $4,774,213 during the same time of 2010. Furthermore, CSC has paid off the loan of $1,000,000 on June 15, 2011. Therefore, the Company had cash of $481,617 provided by investing activities.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 totaled $30,778, compared to $2,931,592 provided by financing activities during the same period of 2010. The net cash provided by financing activities for the nine months ended September 30, 2010 was mainly attributable to a bank loan of $2,938,238 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of September 30, 2011 and December 31, 2010:

	30-Sep-11	31-Dec-10
Raw materials	$878,503	$306,249

Finished goods	4,381,350	2,352,406

Work in progress	174,302	316,541

Provision for impairment	(104,199)	-

Total	$5,329,956	$2,975,196

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2010, the increase of inventories is mainly attributable to the largely increased finished goods and raw materials as a result of the operation of our three new production lines during the first three quarters of 2011.

Property and Equipment

The following is a summary of property and equipment at September 30, 2011 and December 31, 2010:

	30-Sep-11	31-Dec-10
Buildings	$9,262,728	$6,480,400

Machinery and equipment	6,620,276	5,135,138

Motor vehicles	314,049	299,417

Office equipment	127,320	96,572

Less: accumulated depreciation	(1,334,654)	(634,569)

Property and equipment, net	$14,989,719	$11,376,958

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended with the same rate of rent until August 31, 2011. On September 1, 2011, we extended the lease with the same rate of rent for another one year.

Our operating facilities are located at Zone A, Industry Zone of Yining County of Yili Hasake Autonomous State under Xinjiang Uygur Autonomous Region of the PRC. On October 28, 2008, the Company paid $862,442 to obtain the land use right for fifty years for nearly 107,214 square meters of land where our operating facilities are located. On such property, we have constructed temporary factory buildings covering an area of approximately 2,600 square meters, as well as our office building of 350 square meters and an employee’s dormitory building with a construction area of 350 square meters. The land on which all the buildings are located has an area of approximately 33,333 square meters. The purchase of such land use right is to satisfy the need of our ongoing construction of our new furnaces and to expand our operations.

Accounts Payable

Accounts payable amounted to $4,757,466 and $2,586,381 as of September 30, 2011 and December 31, 2010, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $2,171,085 in accounts payable was mainly due to our increased purchase of raw materials, including quartz, petrol coke and electricity. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 50% of the total amount of accounts payable as of September 30, 2011.

Warrants

       According to the resolutions of Board of Directors, the Company extended the expiration date of the original warrants to September 1, 2012 in order to facilitate its future financing activities resulting in a one-time charge of $661,649 to interest expense. This extension also added a negative effect of $661,649 to our net loss.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2011, the Company issued to the holders of Series A Preferred Stock an aggregate of 149,433 shares of Common Stock as dividend shares.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: November 18, 2011	By:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: November 18, 2011	By:	/s/ Lin Han
Lin Han
Chief Financial Officer
(principal financial officer and accounting officer)