Form 10-K
period 2011-12-31
Master Silicon Carbide Industries, Inc.
filed 2012-04-13
CIK 1417451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large Accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of June 30, 2011, there was no established public market for the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (433,620 shares on June 30, 2011, based on an assumed market value per share of $1.0038) was $435,268. The Company is currently quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “MAST.” The assumed market value of the shares is based on: (i) the price for shares of the registrant’s Series A Convertible Preferred Stock paid by an investor in a private placement consummated on September 2, 2008 and the rate at which our Series A Convertible Preferred Stock may be converted into our Common Stock; and (ii) the price for shares of the registrant’s Series B Convertible Preferred Stock paid by an investor in a private placement consummated on September 21, 2009, and the rate at which our Series B Convertible Preferred Stock may be converted into our Common Stock. In addition, for purposes of the computation of the aggregate market value of shares held by non-affiliates, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

As of April 13, 2012, there were 4,016,380 shares of the Registrant’s Common Stock issued and outstanding.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“ Yili US ”); (iii) C3 Capital, Limited (“ C3 Capital ”); (iv) Yili Master Carborundum Production Co., Ltd. (“ Yili China ”) and (v) Beijing Master Consulting Co., Ltd. (“Master Consulting”).

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, as of March 28, 2012, US$1.00 = 6.3002 yuan; 1 yuan=US $0.158725.

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

Our current corporate structure is set forth in the following chart:

* On August 7, 2008, C3 Capital entered into an agreement to purchase 90% of the equity interests in Ehe China from Mr. Zhigang Gao for RMB900,000.  Such purchase price has not been paid as of the date hereof. The remaining 10% of the equity interest of Ehe China is owned by Changchun Master Industries Co., Ltd, which is controlled by Zhigang Gao.

** The Company used to own 100% interests of Paragon Semitech USA Incorporated, a New Jersey corporation (“Paragon NJ”). On March 26, 2009, the Company authorized to dissolve Paragon NJ.

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

Yili China was formed in April 2005 and commenced production in January 2006. It has a total of three production lines with its present aggregate SiC production capacity of 25,500 tons per annum. The Company, through Yili China, sold an aggregate of 11,214 tons of green SiC and 226 tons of black SiC during the fiscal year ended December 31, 2011 and an aggregate of 10,337 tons of green SiC and 295 tons of black SiC during the fiscal year ended December 31, 2010.

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

Manufacturing Process

Although a small amount of SiC can be found naturally, the vast majority of SiC is man-made. We produce SiC by smelting quartz sand and refinery coke at temperatures ranging from approximately 1,600 to 2,500 degrees centigrade in a graphite electric resistance furnace. The material formed in the furnace varies in purity, according to the distance from the graphite resistor heat source. Colorless, pale yellow and green crystals (“green” SiC) have the highest purity and are found closest to the heat source. The color changes to blue and black at greater distance from the resistor and the darker crystals are less pure (“black” SiC). After initial processing, SiC crystals can be crushed into grains with granulation equipment and filtered using vibrating sieve machines. SiC can be further processed into fine powders therefore it can be used in the production of industrial ceramic products. Most of the Company’s revenues come from the sale of green SiC.

Facilities

Yili China currently owns and operates three SiC production lines with transformer capacity of 80,000 kilovolt-amperes input and 110 kilovolt output with corollary established production equipment and infrastructure at Yining County, Kazak Autonomous Prefecture, Xinjiang Uygur Autonomous Region of the PRC.

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

Silicon is the principal component of SiC and is extracted from quartz. The Company purchases quartz in the form of quartz-silicon pebbles from local suppliers and from local farmers and peasants who collect the pebbles from the bed of the Erchis River in Xinjiang. Because the pebbles are collected without the permission of the PRC Government, we are seeking to complete the purchase of the equity interests of Quartz Mine China, which has confirmed reserves of approximately 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz. If such rights are obtained and the Company completes the purchase, the Company intends to construct a mine to recover quartz from the property. It currently costs approximately $10.00 to mine one ton of quartz. Our management estimates that the mine can satisfy the Company’s raw material needs for quartz for the next ten years. Quartz Mine China has not yet been set up as of the date of this Annual Report.

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

The Company’s source of electricity is the Hydropower Center of the Yili River Construction and Management Bureau of the Xinjiang Water Department. Hydropower production can be up to 50% less in the winter drought season. However, based on the Company’s past experience and its relationships with its supplier, the Company anticipates that its supplier will be able to, and will, supply to the Company all of the Company’s requirements for electricity throughout all seasons of the year. The Company believes that it has a competitive advantage because most of its competitors rely on electricity generated by coal burning power plants, whereas the electricity supply for the Company’s production is supported by hydropower plants, which is less costly and more environmentally friendly. The average price to the Company for electricity is approximately 0.305 RMB/kwh for hydropower, while the average cost for coal-generated electricity paid by the Company’s competitors is not less than 0.40 RMB/kwh.

	Item	Percentage of Such Type of Raw Material
Yihe Hydro Center	Electricity	100%
Xinjiang Huayu Energy Co., Ltd.	Petrol coke	84.7%
Altay Zhengxin Mining Co., Ltd	Quartz	100%

Principal Customers

The following table sets forth our five largest customers, in terms of revenues of the aggregate of green SiC and black SiC we sold to them during the fiscal years ended December 31, 2011 and 2010. Our five largest customers accounted for an aggregate of 70.3% in the products we sold in 2011. The Company currently does not have any overseas customers.

Fiscal Year 2011:

Customer’s Name	Revenues	Percent in Total Products We Sold
Xinjiang Xinlubiao Photovoltaic Materials Co., Ltd.	$4,323,578	27.1%
Guiqing Silicon Powder Co., Ltd	$3,147,720	19.7%
Henan Kangtai Silicon Powder Co., Ltd	$1,717,477	10.8%
Zaozhuang Xinfa Grinding Co., Ltd	$1,268,786	8.0%
Henan Huarui Shuangzi Technology Development Co., Ltd.	$749,183	4.7%
Total	$11,206,744	70.3%

Fiscal Year 2010:

Customer’s Name	Revenues	Percent in Total Products We Sold
Jiangsu Dayang Silicon Powder Co., Ltd	$3,349,906	25.9%
Guiqing Silicon Powder Co., Ltd	$1,935,253	14.9%
Henan Kangtai Silicon Powder Co., Ltd	$1,921,496	14.8%
Jiangsu Jinsha Silicon Powder Co., Ltd	$1,454,801	11.2%
Zaozhuang Xinfa Grinding Co., Ltd	$1,342,315	10.4%
Total	$10,003,771	77.2%

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

Backlogs

As of December 31, 2011, the Company had no order or supply backlogs.

Competition

There are over 100 manufacturers of SiC in China. The Company believes that Xinjiang Kuitun Longhai Technology Development Co., Ltd (“Longhai”) located in the Xinjiang province of the PRC and Gui Qiang Silicon Carbide Co., Ltd. (“Gui Qiang”) located in Qinghai Province, are the Company’s major competitors. Longhai and Gui Qiang are, respectively, the largest and the second largest green SiC producers in China, with respective market share of approximately 20% and 15% for the fiscal year 2010. In fiscal year 2011, however, Longhai’s market share dropped to approximately 15% of the national market and Gui Qiang stopped manufacturing.

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

Cheap Raw Materials

As set forth above, the three main cost components of SiC production are (in order or price with highest first) petroleum coke, electricity, and quartz. Due to the close proximity of four major oil fields that annually produce approximately 5 million tons of petroleum coke, the Company has access to a cost-effective supply of petroleum coke and pays minimal transportation costs. The Company also has access to cheap electricity due to its proximity to local hydroelectric facilities. The Company’s cost of 0.305 RMB/kwh represents an approximate 30% discount to that of the Company’s main competitor, Gui Qiang. Last, the Company’s operating facility is located near properties in Aletai in Xinjiang Uygur Autonomous Region of the PRC, which has confirmed reserves of 667,800 tons of quartz and has additional estimated reserves of 554,300 tons of quartz based on a geographical report issued by Xinjiang Nonferrous Metal Geographical Survey Team Technology Commission on August 30, 2003. The Company has entered into a Memorandum of Understanding with Zhigang Gao and Ping Li for an option to purchase for $50,000 the equity interests of Quartz Mine China, an entity to be formed by them which will seek, and expects to obtain from the PRC government, exploration and mining rights to such property. The Company anticipates that if such rights are obtained (of which there can be no assurance) and the Company exercises its option to acquire the equity interests in Quartz Mine China, the Company will have sufficient quartz for its production of SiC for the next ten years.

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

Product Feature

An important feature of the Company’s SiC products that outstands from other competitor is that our SiC products are usually separated into very detailed classes in terms of sizes and quality, which is easier for our customers to purchase and utilize according to their different purposes. Such separation of SiC products usually requires time and skillful workers. We have received very positive feedback from our customers for this feature.

Support from local government and businesses

Through Yili China the Company maintains a meaningful relationship with local government and business in Xinjiang Province, PRC. Yili China is the first business entity that operated in the Yining East Industrial Park of Xinjiang Uygur Autonomous Region of the PRC, and the Company’s management team has been closely working with the local government since 2005. The Company has received support and assistance from local businesses. Yili China has already obtained permission to construct its proposed SiC processing facility in Xinjiang. Further, the Company’s relatively remote location in Xinjiang Province coupled with such Province’s low population density reduces the risk of potential regulatory constraints impeding the Company’s further expansion in the future. We have also received several subsidies from the Xinjiang local government to facilitate our manufacturing recycling and to support our research and development, etc.

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

Government Regulation

The Company is or will be subject to laws, rules and regulations of the PRC and local governments regarding the discharge of waste materials into the environment, the operation of its mining operations and the quality of its products. Although SiC smelting and manufacturing is not a restricted industry under the PRC Catalogue for the Guidance of Foreign Investment Industries (the “Catalogue) yet other relevant regulations in China controls and restricts the annual production or exportation of SiC cannot exceed an approved amount. The micro-powder production industry (purity > 99%; and dia. < 1μm), however, belongs to the encouraged category under the Catalogue. Currently, we have approved amount of 30,000 tons each year and we may be able to apply for an increase in the approved amount if the Company plans to expand. The Company currently does not export its products to areas or regions outside China.

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

Our current production facilities have passed the environmental protection review by the Environmental Protection Bureau of Yining County of Yili Hasake Autonomous State of Xinjiang Uygur Autonomous Region (the “Yining Environmental Protection Bureau”) in October of 2007. The Yining Environmental Protection Bureau allocated certain permissible emission amounts of SO 2 (i.e. sulfur dioxide) and CODcr (i.e. chemical oxygen demand) to each of the manufacturers under its jurisdiction. So far, the Company has controlled its emission of SO 2 and CODcr below permissible levels, and we have not violated any environmental regulations. The local environmental protection agency, however, has not inspected on the constructed new production lines that we completed construction in 2011, and the Company has not otherwise been found in violation of any such environmental regulation.

The Company has built into its current production lines part of the waste gas recycle system mentioned above. Around RMB 22 million will be required for installing the waste gas recycle system on our present three production lines, and an additional RMB 4 million will be required for installing such production line on each new production line that the Company plans to build. The Company is also in the process of building a waste water treatment station and we plan to install a “sulfur filtering” system and a spraying machine to reduce the amount of dust.

Employees

As of March 31, 2012, we had 185 employees, of whom 70 were executive and administrative personnel and 115 were manufacturing personnel.

ITEM 2.	DESCRIPTION OF PROPERTIES

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease is for one year with an annual rental rate of $7,500, which will be automatically extended for a year unless otherwise notified by either party in writing.

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

Item	Unit
5 ton crane	3
110KV transformer substation	1
Automatic raw material supply system	3

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Report, the Company was not a party to any pending or threatened legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

  Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this Annual Report, we had three classes of equity securities: (i) Common Stock, par value $.001 per share, 4,016,380 shares of which were outstanding; (ii) Series A Convertible Preferred Stock, par value $.001 per share, 996,186 shares of which were outstanding; and (iii) Series B Convertible Preferred Stock, par value $.001 per share, 920,267 shares of which were outstanding. We also had warrants to purchase 2,490,465 shares of common stock issued and outstanding. Our Common Stock was approved for quotation on the OTC-BB on September 1, 2009. Our Common Stock is currently quoted on the OTC-BB under the symbol “MAST.” However, since September 1, 2009, there has been no trading of our Common Stock.

Stockholders

As of the date of this Annual Report, there were approximately 47 holders of record of our Common Stock.

Dividends

Common Stock

We have never paid dividends on our Common Stock. We plan to retain future earnings, if any, for use in our business, and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, filed on August 18, 2009 (which replaces certain Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated September 8, 2008 of the Company’s Delaware predecessor, hereinafter, the “Certificate of Designation of Series A Stock”), the holders of our Series A Stock are entitled to dividends payable at the rate of six percent (6%) per annum of the then effective liquidation preference of the Series A Stock. Dividends begin to accrue on the date of issuance of the Series A Stock and are payable quarterly in arrears, on January 1, April 1, July 1 and October 1 of each year. The Certificate of Designation of Series A Stock is incorporated herein by reference to Exhibit E to the Company’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 13, 2009.

As of December 31, 2011, we issued to the Series A Stock holders a total of 1,841,347 shares of our Common Stock. As of the date of this Report, the Company has issued an aggregate of 1,990,780 shares of Common Stock as dividends to the holders of Series A Stock.

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

The "Company", "we," "us," and "our," refer to (i) Master Silicon Carbide Industries, Inc. (formerly Paragon SemiTech USA, Inc.); (ii) Yili Carborundum USA, Inc. (“ Yili US ”); (iii) C3 Capital, Limited (“ C3 Capital ”); (iv) Yili Master Carborundum Production Co., Ltd. (“ Yili China ”) and (v) Beijing Master Consulting Co., Ltd. (“Master Consulting”).

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

Results of Operations for the Fiscal Years ended December 31, 2011 and 2010

The following tables and analysis show the operating results of the Company for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Percentage change
Revenues	$15,942,618	$12,948,096	23%
Cost of revenues	14,103,491	9,803,074	44%

Gross profit (loss)	1,839,127	3,145,022	(42)%

General and administrative expenses	4,142,449	2,935,460	41%

Total operating expenses	4,142,449	2,935,460	41%

Profit (loss) from operations	(2,303,322)	209,562	(1,199)%

Interest income	52,044	101,186	(49)%
Interest (expense)	(909,642)	-	N/A
Other income (expenses)	19,821	7,386	168%

Total other income (expenses)	(837,777)	108,572	(872)%

Profit (loss) before income taxes	(3,141,099)	318,134	(1,087)%

Income tax provision	-	85,155	N/A

Net profit (loss)	$(3,141,099)	$232,979	(1,448)%

Revenues

We generated sales revenues of $15,942,618 for the year ended December 31, 2011, compared to $12,948,096 for the same period in 2010, representing an increase of $2,994,522, or 23%. A breakdown of total revenues is set forth in the following table:

Item	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Percentage change
Green silicon:
Selling volume (ton)	11,214	10,337	8%
Average price in US dollars	1,404.62	1,232.78	14%
Subtotal	15,751,372	12,743,283	24%

Black silicon:
Selling volume (ton)	226	295	(23)%
Average price in US dollars	846.22	694.28	22%
Subtotal	191,246	204,813	(7)%

Total	15,942,618	12,948,096	23%

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

However, during the third and fourth quarter of 2011, due to the European sovereign crisis, the global market demand for solar energy dropped dramatically, which adversely affected the market price of SiC, the essential abrasive material for manufacturing solar panels. Since the market demand decreased, the Company decided to strategically control and reduce the production in order to decrease the operation costs since the third quarter of 2011.

For the year ended December 31, 2011, we produced 12,830 tons of green SiC and 154 tons of black SiC. During the same period of last year, we only had two 8,500-ton production lines in operation. The total output of the same period of 2010 was 12,204 tons of green SiC and 317 tons of black SiC.

During the year of 2011, the average market prices of green SiC and black SiC increased compared to the same period of last year. Since the output of our SiC increased substantially, even with the crisis, the Company still sold 11,214 tons of green SiC and 226 tons of black SiC during this year, whereas during the same period of last year, the Company only sold 10,337 tons of green SiC and 295 tons of black SiC. The sales volume of green SiC during the year of 2011 increased by nearly 8% compared to the same period last year. The Company’s revenue reached $15,942,618, or increased by 23%, compared to the revenue of $12,948,096 during the year ended December 31, 2010. The increase of the revenue is mainly due to the increase of average unit selling price.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the years ended December 31, 2011 and 2010 were $14,103,491 and $9,803,074, respectively.

Item	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Percentage change
Green silicon:
Production volume (ton)	12,830	12,204	5%
Average cost in US dollars	1,057.77	921.11	15%
Subtotal	13,571,213	11,241,274	21%

Black silicon:
Production volume (ton)	154	317	(51)%
Average cost in US dollars	950.49	867.15	10%
Subtotal	146,375	274,886	(47)%

Total production cost	13,717,588	11,516,160	19%

During the year ended December 31, 2011, the Company produced nearly 12,830 tons of SiC, compared to roughly 12,204 tons of SiC produced in the same period last year. During the fiscal year of 2011, our new lines consumed approximately 1.77 tons of quartz, 1.54 tons of petrol coke and 7,889 KW of electricity, respectively, for producing one unit of SiC. In the same period of last year when we had only two lines, we consumed even more raw materials per unit: roughly 1.84 tons of quartz, 1.58 tons of petrol coke and 8,269 KW of electricity. Since our productivity has been enhanced, we saved 6% of costs per ton due to the lower consumption of raw materials. However, the purchasing prices of petrol coke and electricity increased during the fiscal year of 2011 by 2% and 20%, respectively. Therefore, the average production costs during the year ended December 31, 2011 were nearly 12% higher than the same period last year.

Gross Profit

During the year ended December 31, 2011, we had a gross profit of $1,839,127 and the gross profit margin was approximately 11.5%. In the same period last year, we had a gross profit of $3,145,022 and a gross profit margin of 24.3%. The decrease of our gross profit margin is mainly due to the increase of our average unit production cost, which was more than the increase of our average unit selling price.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $4,142,449 for the year ended December 31, 2011, as compared to $2,935,460 for the same period of 2010, an increase of $1,206,989. This increase was mainly due to the increased operating expenses such as (1) new employees’ salaries and welfare as a result of Yili China’s expansion. (2) Since the new facility started to be recorded into “fixed assets” during the fourth quarter of 2010, the depreciation during the fiscal year of 2011 was much higher than the same period of 2010. (3) Provision for loss on inventory.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Percentage change
G&A
Shipping and outbound freight fee	968,519	1,045,042	(7)%
Professional fees	237,698	153,092	55%
Travel expenses	136,952	109,347	25%
Products tax and related taxes	18,024	47,131	(62)%
Welfare and benefits	1,098,255	710,634	55%
Social insurance	52,166	33,233	57%
Depreciation expenses	140,807	39,504	256%
Amortization expenses	46,931	25,148	87%
Public relations expenses	78,951	50,344	57%
Motor car expenses	53,826	52,206	3%
Office expenses	299,433	403,813	(26)%
Provision for bad debts	51,718	52,290	(1)%
Others	959,169	213,676	349%
Total	$4,142,449	$2,935,460	41%

Operating Loss

Our operating loss was $2,303,322 for the year ended December 31, 2011, as compared to a profit of $209,562 for the comparable period of 2010, a decrease of $2,512,884. Our increase in operating loss for the fiscal year of 2011 was mainly due to increased sales not exceeding increased cost of goods sold as well as the increased G&A expenses.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provisions for Yili China amounted to zero and $85,155 during the years ended December 31, 2011 and 2010, respectively.

Net Loss

Net loss for the year ended December 31, 2011 was $3,141,099, compared to a profit of $232,979 for the same period of 2010. Such increase of net loss of $3,374,078 was a result of revenues generated by the Company for the year ended December 31, 2011 not exceeding the aggregate increase of expenses and costs. During the first two quarters of 2011, we encountered some technical issues in two of our production lines. Therefore, we suspended the production and conducted inspections on the two lines for around 45 days during the first quarter. Our revenue was also impacted by the increased prices of raw materials, namely petrol coke and electricity. Furthermore, during the third quarter of 2011, the decreased market demand in the photovoltaic industry lead to fewer orders of our products, as a result we strategically reduced the production hence less gross revenue than when we could otherwise produce at full capacity. Therefore, the Company did not generate enough gross revenue to cover the increase in expenses.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $2,412,325. Compared to the same period of last year, cash and cash equivalents were increased by $425,284.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Percentage change
Net cash used in operating activities	$(934,645)	$(795,894)	17%
Net cash provided by (used in) investing activities	1,367,024	(6,399,399)	(121)%
Net cash provided by (used in) financing activities	(41,028)	2,969,200	(101)%
Effect of exchange rate changes on cash	33,933	19,087	78%
Net increase (decrease) in cash and cash equivalents	425,284	(4,207,006)	(110)%
Cash and cash equivalents, beginning of period	1,987,041	6,194,047	(68)%
Cash and cash equivalents, end of period	$2,412,325	$1,987,041	21%

Operating Activities

Net cash used in operating activities was $934,645 for the year ended December 31, 2011, compared to an amount of $795,894 net cash that was used in operating activities during the same period of last year. The increase of net cash used in operating activities was mainly due to the facts that the Company had an operating loss caused by increased unit cost higher than increased unit selling price and increased other receivable, offset by less payment to acquire inventories and increased accounts payable and accrued expenses, which resulted in more cash used in operating activities. Therefore, the Company had $934,645 used in operating activities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $1,367,024, compared to an amount of $6,399,399 net cash that was used in investing activities for the same period of last year. On February 10, 2010, the Company made a loan of $1,000,000 to China Silicon Corporation (“CSC”) on an unsecured basis at an annual rate of 6% for a term of one year. Besides the $1,000,000 loan made to CSC, the Company invested the rest of the money for the construction of the new lines. Since the construction of three new lines was finished in 2010, we had less cash used in investing activities during the fiscal year of 2011 than the same period of last year. The Company decreased $498,494 of deposit in building the new facility during the fiscal year of 2011 compared to spending $5,399,399 during the same time of 2010. Furthermore, CSC has paid off the loan of $1,000,000 on June 15, 2011. Therefore, the Company had cash of $1,367,024 provided by investing activities.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 totaled $41,028, compared to $2,969,200 provided by financing activities during the same period of 2010. The net cash provided by financing activities for the year ended December 31, 2010 was mainly attributable to a bank loan of $2,969,200 that the Company received on January 4, 2010 from Bank of China.

Inventories

Inventories consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Raw materials	$425,086	$306,249

Finished goods	2,347,710	2,352,406

Work in progress	-	316,541

Provision for impairment	(315,408)	-

Total	$2,457,388	$2,975,196

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw materials. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2010, the decrease of inventories is mainly attributable to the decreased finished goods and work in process as a result of the operation of our three new production lines during the fiscal year of 2011.

Property and Equipment

The following is a summary of property and equipment at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Buildings	$11,151,772	$6,480,400

Machinery and equipment	7,680,808	5,135,138

Motor vehicles	347,030	299,417

Office equipment	132,025	96,572

Less: accumulated depreciation	(1,991,068)	(634,569)

Property and equipment, net	$17,320,567	$11,376,958

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $4,486,153 and $2,586,381 as of December 31, 2011 and December 31, 2010, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The increase of $1,899,772 is mainly increase in accounts payable caused by increased unit price of raw materials, including quartz, petrol coke and electricity. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 50% of the total amount of accounts payable as of December 31, 2011. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 41% of the total amount of accounts payable as of December 31, 2010.

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

The Company's consolidated audited financial statements for the years ended December 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A .   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officer concluded that due to the material weaknesses in the internal control over financial reporting as discussed immediately below, our disclosure controls and procedures were ineffective and are not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The Company’s management considered the impact of the foregoing accounting misstatements on the effectiveness of the Company’s internal control over financial reporting and determined that they amounted to a material weakness. As a result, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2011.

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

Changes in Internal Controls

On December 1, 2011, Mr. Lin Han resigned from his position as Chief Financial Officer of the Company.

Except for the above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the Company as of the date of this Report. Some of our directors are residents of the People’s Republic of China (the “PRC”). As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them in the PRC.

Name	Age	Position/Title With the Company

John D. Kuhns	62	President, Chief Executive Officer and Director

Mary E. Fellows	50	Executive Vice President, Secretary and Director

Chunli Liu	52	Chief Accounting Officer

James Tie Li	44	Director

Shadron Stastney	43	Director

Yousu Lin	59	Director

Zhigang Gao	42	Director

The business background of our directors and officers is as follows:

Mr. John D. Kuhns was appointed the Company’s Chief Executive Officer, President and Chief Financial Officer (interim) on September 2, 2008 and the Company’s director and Chairman of the Board of Directors, effective on September 26, 2008. From 1981 to 1988, Mr. Kuhns built Catalyst Energy, one of the first publicly traded independent power producers in the United States, as the Company’s founder, President and Chief Executive Officer. While running Catalyst Energy, he acquired Chinese hydroelectric generating equipment for use in the United States. He furthered his development experience in China as Chairman and Chief Executive Officer at the New World Power Corporation from 1992 to 1996, where he developed and financed hydroelectric projects in China as well as Argentina, Costa Rica and Mexico. While at New World Power Corporation, he formed a joint venture with Wuhan Steam Turbine, a State-Owned Enterprise owned by the City of Wuhan in China, to develop hydroelectric projects in Asia, including the PRC. Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC. Mr. Kuhns is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers, Inc., an investment banking firm which he founded in 1986 specializing in providing financing for power technology ventures, and, more recently, industrial and infrastructure companies operating within the PRC. Mr. Kuhns received a Bachelor of Arts degree in Sociology and in Fine Arts from Georgetown University; a Master of Fine Arts degree from the University of Chicago; and a Master's of Business Administration degree from the Harvard Business School.

Ms. Mary E. Fellows was appointed as the Company’s Executive Vice President and Secretary on September 2, 2008 and a Company director, effective on September 26, 2008. Ms. Fellows has been a Partner and Executive Vice President of Kuhns Brothers, Inc., a boutique investment bank since 1997. She served as Director of Corporate Administration and Corporate Secretary of the New World Power Corporation from 1996 to 1999. She served as Corporate Secretary to the Solar Electric Light Company from 1997 to 2002. Additionally, Ms. Fellows served as Co-Chairman of the Distributed Power Company, a company with investments in solar information publications, including the photovoltaic industry's leading newsletter and market survey, and was a director of GenSelf Corporation from 2003 to 2006. Ms. Fellows received a Bachelor of Science degree (Alpha Chi) from Teikyo Post University.

Mr. Chunli Liu was appointed as the Company’s Chief Accounting Officer on March 30, 2012 and he has been working as the accounting manager of Yili China since January 2011, responsible for overseeing financial reporting, purchase of raw materials and sales. During the period from June 2007 through May 2010, Mr. Liu was serving as the CFO at Beijing Xi’anke Technology Co., Ltd., a wholly foreign owned entity in the IT industry in China. Prior to that, Mr. Liu was the CFO of Beijing Diren Holdings, Inc., a private company in China engaged in hotel management, real estate, etc. Mr. Liu graduated with a bachelor degree in Business Administration and a master degree in Trade and Economics from Renmin University of China in year 1985 and 1996, respectively.

Mr. James Tie Li has been appointed as a Company director since September 26, 2008. He was the founder and senior executive with a number of start-up companies in China including China Hydroelectric Corporation. He has been a consultant to Kuhns Brothers, Inc. since 2006. He was also the founder of Columbia China Capital Group, a U.S. based boutique investment firm since 2002. Mr. Li obtained his Master of Business Administration degree from the Columbia University Graduate School of Business and a Bachelor of Science degree in accounting from City University of New York. He is a Chartered Financial Analyst and a Certified Public Accountant licensed in the State of New Jersey.

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

Director Qualifications

The Company’s Board of Directors believes that each director’s experience, qualifications, attributes, or skills on an individual basis and in combination with those of other directors lead to the conclusion that each director should serve in such capacity. Among the attributes or skills common to all of the directors are their ability to review critically and to evaluate, question, and discuss information provided to them, to interact effectively with the other directors, officers and employees of the Company, as well as service providers, counsel, and the Company’s independent registered public accounting firm, and to exercise effective and independent business judgment in the performance of their duties as directors. The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Board to conclude that the individual should be serving as a director of the Company:

Mr. John D. Kuhns has over 30 years of experience in the hydroelectric power, power technology and alternative energy industry. As early as 1981, Mr. Kuhns built Catalyst Energy, one of the first publicly traded independent power producers in the United States. Mr. Kuhns also has extensive experience in development and financing of energy industries in various countries such as hydroelectric projects in China as well as Argentina, Costa Rica and Mexico. Through Kuhns Brothers, Inc., an investment banking firm which Mr. Kuhns founded in 1986, he gained additional financing experience in power technology ventures, and, more recently, industrial and infrastructure companies operating within the PRC. We believe that Mr. Kuhns’ qualifications and his experience in the energy industry provides our board with unique and valuable perspectives.

Ms. Mary E. Fellows has her investment banking experience dating back to 1997 and her merger and acquisition experience as early as 1996. Her leadership positions at Solar Electric Light Company and Distributed Power Company provide her with valuable insights in investments in solar information publications, including the photovoltaic industry's leading newsletter and market survey. We believe that Ms. Fellows is well suited to sit on our board based on her extensive business experience in various industries.

Mr. James Tie Li has extensive investment banking and entrepreneur experience in the U.S. and China. He helped started up a number of companies in China including China Hydroelectric Corporation. As a consultant to Kuhns Brothers, Inc., Mr. Li advises on corporate finance, valuation and acquisition matters related to the firm’s China-related equity financing transactions. His U.S. based boutique investment firm, Columbia China Capital Group, gained Mr. Li his extensive experience in advising Asian firms in mergers and acquisitions, public listing and growth strategy. With Mr. Li’s academic background and his expertise in finance and Asian transactions, we believe Mr. Li is well suited to serve as a director on our board.

Mr. Zhigang Gao has been engaged in the applied research of SiC, silicon, organic silicon and preparation of polycrystalline silicon material for many years. In all the enterprises Mr. Gao has been managing, he is the main technology leader. He is an expert in the field of SiC and semiconductor materials in China. We believe that Mr. Gao’s qualification and expertise in silicon carbide industries in China offer the Company invaluable insight and experience for its business operations and development.

Dr. Yousu Lin consulted and coordinated the financing and development of numerous government projects in China including hydroelectric projects such as the Three Gorges Project, the Xiaolangdi Project, the Wanjiazhai Project, other infrastructure construction projects as Tianjin Subway and the Beijing Olympics. Dr. Lin is fluent in both Chinese and English, which supplements the communication between the Chinese management and the U.S. board. His experience with both private investors and Chinese government in the big-scaled projects, especially in the energy industry, positions him well as a director on our board.

Mr. Shadron Lee Stastney is the managing partner of one of our principal shareholders and he has experience of many years in investment management and financing. Mr. Stastney’s financial and legal background offers our board unique perspectives in capital market and financing projects.

Family Relationships

There are no family relationships among any of the Company’s present directors and officers, except that Hong Zhao, the former director and the former Chief Financial Officer and Secretary of the Company, is the wife of James Tie Li.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.	any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  8. being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in the year ended December 31, 2011.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers. We intend to adopt a Code of Ethics applying to such persons during the fiscal year ending December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The following Summary Compensation Table sets forth the compensation of the named executive officers of the Company for the years ended December 31, 2011 and 2010:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified compensation earnings ($)	All other compensation (4)	Total ($)
John D. Kuhns (1)	2011	175,000		-	-	-	-	-	175,000
	2010	175,000		-	-	-	-		175,000
Mary E. Fellows (2)	2011	100,000		-	-	-	-		100,000
	2010	100,000		-	-	-	-		100,000
Lin Han (3)	2011	52,381		-	-	-	-		52,381
	2010	52,941		-	-		-		52,941

(1) Mr. Kuhns is currently Chief Executive Officer, President and a director of the Company. He was appointed as the Company’s interim Chief Financial Officer from 09/02/2008 through October 28, 2008.

(2) Ms. Fellows is currently Executive Vice President, Secretary and a director of the Company.

(3) Mr. Han resigned as Chief Financial Officer of the Company on December 1, 2011.

Employment Agreements

None of our employees was subject to a written employment agreement during the year ended December 31, 2011.

Director Compensation

Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2011. No equity awards were made during the fiscal year ended December 31, 2011.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of the Company’s Common Stock as of April 13, 2012 by (x) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (y) the executive officers of the Company and (z) the directors and executive officers of the Company as a group. Unless otherwise noted, each person or company named in the tables has sole voting and investment power with respect to the shares that he or it beneficially owns. As of the date of this Report, there were outstanding 4,016,380 shares of Common Stock, 996,186 shares of Series A Stock, 920,267 shares of Series B Stock and warrants to purchase 2,490,465 shares of Common Stock.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	2,479,655	(3)	40.29%
Common Stock	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	2,479,655	(3)(4)	40.29%
Common Stock	Mary E. Fellows 558 Lime Rock Road Lime Rock, Connecticut 06039	826,342	(5)	17.47%
Common Stock	Zhigang Gao The High-tech Building 9F, No.3003 Qianjing Street High-tech Development Zone in Changchun City PRC, 130024	925,000	(9)	23.03%
Common Stock	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	826,342	(6)	17.47%
Common Stock	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	19,438,445	(7)	88.18%
Common Stock	James Tie Li 22 Berkshire Way, East Brunswick, NJ 08816	0	(8)	—
Common Stock	Shad Stastney 126 East 56th St. 7th Fl, New York, NY 10022	0		—
Common Stock	Hong Zhao 22 Berkshire Way, East Brunswick, NJ 08816	675,000	(8)	16.81%
Common Stock	Chunli Liu Ping An International Financial Center No. 3 Xinyuan South Road, Suite 2105 Chaoyang District, Beijing China 100027	0		—
Common Stock	All officers and directors as a group (7 persons)	5,057,339	(10)	66.73%

Series A Preferred	New World Power, LLC 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	John D. Kuhns 558 Lime Rock Road Lime Rock, Connecticut 06039	171,028		17.17%
Series A Preferred	Mary E. Fellows 558 Lime Rock Road	56,997		5.72%
Series A Preferred	Dr. Yousu Lin c/o 558 Lime Rock Road Lime Rock, Connecticut 06039	56,997		5.72%
Series A Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	705,993		70.87%
Series A Preferred	All officers and directors as a group (3 persons)	285,022		28.61%

Series B Preferred	Vicis Capital Master Fund 126 East 56th St. 7th Fl, New York, NY 10022	920,267		100%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of the date of this report by the person indicated. The total number of shares of our Common Stock outstanding on the date of this report was 4,016,380 shares.

(3) Includes (i) an aggregate of 1,710,277 shares of Common Stock issuable upon conversion of an aggregate 171,028 shares of Series A Stock which are immediately convertible into 1,710,277 shares of Common Stock at the option of New World Power, LLC; (ii) 427,569 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by New World Power, LLC and (iii) 341,809 shares of Common Stock in the name of New World Power, LLC.

(4) Mr. Kuhns is the owner of 100% of the membership interests and the sole manager of New World Power, LLC and therefore controls such company and, by virtue of such control, may be deemed to beneficially own all of the Company’s securities that are owned by New World Power, LLC.

(5) Includes (i) an aggregate of 569,971 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into 569,971 shares of Common Stock at the option of Ms. Fellows; (ii) 142,493 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Ms. Fellows; and (iii) 113,878 shares of Common Stock in the name of Ms. Fellows.

 (6) Includes (i) an aggregate of 569,971 shares of Common Stock issuable upon conversion of an aggregate 56,997 shares of Series A Stock which are immediately convertible into 569,971 shares of Common Stock at the option of Dr. Lin; and (ii) 142,493 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Dr. Lin; and (iii) 113,878 shares of Common Stock in the name of Dr. Lin.

(7) Includes (i) an aggregate of 7,059,929 shares of Common Stock issuable upon conversion of an aggregate 705,993 shares of Series A Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund; (ii) an aggregate of 9,202,670 shares of Common Stock issuable upon conversion of an aggregate 920,267 shares of Series B Stock which are immediately convertible into Common Stock at the option of Vicis Capital Master Fund; (iii) 1,764,982 shares of Common Stock issuable upon exercise of immediately exercisable warrants held by Vicis Capital Master Fund and (iv) 1,410,864 shares of Common Stock issued in the name of Vicis Capital Master Fund.

(8) The share number disclosed herein does not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former CFO.

(9) Includes a total of 925,000 shares of Common Stock issued to Mr. Gao.

(10) Includes an aggregate of (i) 1,494,565 shares of Common Stock that have been issued; (ii) 2,850,219 shares of Common Stock issuable upon conversion of an aggregate 285,022 shares of Series A Stock which are immediately convertible into Common Stock at the option of such persons; and (iii) 712,555 shares of Common Stock issuable upon the exercise of immediately exercisable warrants held by such persons. The shares disclosed herein do not include 675,000 shares of Common Stock owned by Ms. Hong Zhao, wife of James Tie Li, who is our former CFO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We do not have an established policy regarding related transactions.

We lease our office space at both 558 Lime Rock Road, Lakeville, Connecticut and 420 Lexington Avenue, Suite 860, New York, NY from Kuhns Brothers, Inc. and its affiliates (“Kuhns Brothers”). Our Chairman and CEO, Mr. Kuhns, is a controlling shareholder, President, CEO, a director and Chairman of Kuhns Brothers. The lease commenced on September 1, 2008 for a term of one year with a monthly rent of $7,500, and such lease was extended for a year with the same rate of rent until August 31, 2010. On September 1, 2010, we amended the lease to be automatically extended each year with the same rate of rent unless either party provides a notice to terminate 120 days in advance.

On May 26, 2011, the Company signed an Engagement Agreement with Kuhns Brothers, for providing investment banking services for initially a one-year period in potential mergers and acquisitions, private placement transactions, etc. For its financial advisory services, Kuhns Brothers will receive equity equals to 7% of the total financing value plus warrants to purchase the securities which have the value of 7% of total financing value.

On January 1, 2010, the Company entered into a Management Service Agreement, where the Company shall pay Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company paid the total management fee of $150,000 in 2011.

On September 17, 2008, Changchun Master Industries Co., Ltd. (“Changchun Master Company”) whose controlling stockholder is Zhigang Gao, our director, made a loan to Yili China in the amount of RMB 3,790,000 (or approximately $601,568 based on the exchange rate as of RMB1 = US$0.158664 on March 28, 2012) for the purpose of Yili China’s facility construction. Such loan is non-interest bearing, unsecured, and is payable on demand. The loan was due on September 15, 2009 and it was renewed for another year with similar terms and will continue to be renewed on a yearly basis with no set expiration date.

Aside from the loan, Changchun Master Company also advanced approximately $307,592 to Yili China for certain operating expenses from September 2, 2008 through December 31, 2009. As a result, the Company owed Changchun Master Company $905,921 as of December 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists the fees billed by our auditors, Child, Van Wagoner & Bradshaw, PLLC, for the years ended December 31, 2011 and 2010:

	Fiscal Year	Fiscal Year
	Ended December 31,	Ended December 31,
	2011	2010
Audit Fees	$74,295	$60,000
Audit Related Fees	24,000	21,000
Tax Fees	4,500	4,800
All Other Fees	—	—

ITEM 15. EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger dated September 30, 2009. Incorporated by reference to Exhibit A to the Company’s Information Statement filed with the SEC on October 13, 2009 (the “Information Statement”);

3.1	Articles of Incorporation of the Company filed with the Nevada Secretary of State on June 26, 2009. Incorporated by reference to Exhibit C to the Information Statement;

3.2	By-laws of the Company. Incorporated by reference to Exhibit D to the Information Statement;

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Incorporated by reference to Exhibit E to the Information Statement on Schedule 14C filed with the SEC on October 13, 2009;

3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 27, 2009 ( the “October 27, 2009 8-K”);

3.5	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock; Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011 (the “Original 2010 10-K”).

4.1	Form of warrant issued to the investor in the September 2, 2008 private placement. Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on September 8, 2008 (the “September 8, 2008 8-K”);

4.2	Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Company’s annual report of fiscal year ended June 30, 2009;

4.3	Specimen of Series A Convertible Preferred Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Company’s Transition Report for the period ended December 31, 2009;

4.4	Specimen of Series B Convertible Preferred Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Company’s Transition Report for the period ended December 31, 2009;

4.5	Consent and Waiver Agreement, dated November 2, 2009, between the Company and the holders of Series A Stock. Incorporated by reference to Exhibit 4.5 to the Company’s Transition Report for the period ended December 31, 2009;

10.1	Memorandum of Understanding by and among C3 Capital, Mr. Zhigang Gao and Mr. Ping Li. Incorporated by reference to Exhibit 10.5 to the September 8, 2008 8-K;

10.2	Note Purchase Agreement dated September 21, 2009, between the Company and The China Hand Fund I, LLC. Incorporated by reference to Exhibit 10.1 to the October 27, 2009 8-K;

10.3	Convertible Note of the Company, dated September 21, 2009. Incorporated by reference to Exhibit 10.2 to the October 27, 2009 8-K;

10.4	Office Space and Infrastructure Sharing Agreement, dated September 1, 2010; Incorporated by reference to Exhibit 10.4 to the Company’s Original 2010 10-K;

10.5	Management Services Agreement, dated January 1, 2010, between the Company and Kuhns Brothers; Incorporated by reference to Exhibit 10.7 to the Company’s Original 2010 10-K;

10.6	Engagement Agreement, dated May 26, 2011, between the Company and Kuhns Brothers; *

21.1	List of Subsidiaries;*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: April 13, 2012	By:	/s/ John D. Kuhns
John D. Kuhns, Chief Executive Officer

(principal executive officer)

	By:	/s/ Chunli Liu
Chunli Liu, Chief Accounting Officer
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

/s/ James Tie Li
James Tie Li
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Master Silicon Carbide Industries, Inc.

Connecticut, USA

We have audited the accompanying consolidated balance sheets of Master Silicon Carbide Industries, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive profit (loss), changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Silicon Carbide Industries, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 4, 2012

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In US Dollars)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$2,412,325	$1,987,041
Notes receivable	-	364,051
Accounts receivable, net	3,165,792	1,532,896
Tax refundable	-	120,909
Inventories	2,457,388	2,975,196
Prepaid expenses	158,774	307,690

Total current assets	8,194,279	7,287,783

Deposits-fixed assets	56,488	2,028,936
Other receivables	103,656	46,562
Amount due from related party	14,896	1,000,000
Property, plant and equipment, net	17,320,567	11,376,958
Construction in progress	848,540	4,415,703
Intangible assets, net	1,429,424	1,416,650

Total assets	$27,967,850	$27,572,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$4,486,153	$2,586,381
Tax payable	195,498	91,534
Current portion of loans	1,589,000	-
Advance from customers	386,794	565,196
Other payables	109,170	209,288
Amount due to related parties	905,921	886,748
Dividends accrued	150,000	150,000

Total current liabilities	7,822,536	4,489,147

Technology payable	144,917	15,100
Long-term loans	3,178,000	4,529,875

Total liabilities	11,145,453	9,034,122

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued) liquidation preference of $10.038 per share	10,000,000	10,000,000
Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued) liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized; 3,866,947 and 3,269,215 shares issued and outstanding, respectively	3,867	3,269
Additional paid-in capital	5,907,977	4,646,926
Retained (deficit)	(10,304,094)	(6,562,995)
Accumulated other comprehensive income	1,214,647	451,270

Total stockholders’ equity (deficit)	(3,177,603)	(1,461,530)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$27,967,850	$27,572,592

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS)

(In US Dollars)

	For The Years Ended
	2011	2010

Revenues:
Revenues	$15,942,618	$12,948,096
Cost of revenues	14,103,491	9,803,074

Gross profit	1,839,127	3,145,022

General and administrative expenses	4,142,449	2,935,460

Total operating expenses	4,142,449	2,935,460

Profit (loss) from operations	(2,303,322)	209,562

Interest income	52,044	101,186
Interest expense	(909,642)	-
Other income	19,821	7,386

Total other income (expenses)	(837,777)	108,572

Profit (loss) before income taxes	(3,141,099)	318,134

Income tax provision	-	85,155

Net Profit (loss)	$(3,141,099)	$232,979

Accretion on redeemable preferred stock	$-	$533,705

Dividends on preferred stock	600,000	600,000

Net loss attributable to common stockholders	$(3,741,099)	$(900,726)

Comprehensive profit (loss):

Net Profit (loss)	$(3,141,099)	$232,979

Foreign currency translation adjustment	763,377	442,116

Comprehensive profit (loss)	$(2,377,722)	$675,095

Basic net loss per share	$(1.04)	$(0.30)

Diluted net loss per share	$(1.04)	$(0.30)

Weighted average common shares outstanding:
Basic	3,592,645	3,044,861
Diluted	3,592,645	3,044,861

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance as of December 31, 2009	2,671,483	$2,671	$4,047,524	$(5,662,269)	$9,154	$(1,602,920)

Accrete debt discount on March 31, 2010	-	-	-	(133,428)	-	(133,428)
Conversion of Series A preferred stock dividend	597,732	598	599,402	-	-	600,000
Series A preferred stock dividend	-	-		(600,000)	-	(600,000)
Accrete debt discount on June 30, 2010	-	-		(400,277)	-	(400,277)
Foreign currency translation gain					442,116	442,116
Net income for the period				232,979		232,979

Balance as of December 31, 2010	3,269,215	3,269	4,646,926	(6,562,995)	451,270	(1,461,530)
Conversion of Series A preferred stock dividend	597,732	598	599,402			600,000
Series A preferred stock dividend				(600,000)		(600,000)
Interest expense - extension of warrant terms			661,649			661,649
Foreign currency translation gain					763,377	763,377
Net loss				(3,141,099)		(3,141,099)

Balance as of December 31, 2011	3,866,947	$3,867	$5,907,977	$(10,304,094)	$1,214,647	$(3,177,603)

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US Dollars)

	For The Years Ended
	2011	2010

Cash flows from operating activities:
Net profit (loss)	$(3,141,099)	$232,979
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	1,288,305	477,787
Amortization	52,469	43,572
Interest expense - extension of warrant terms	661,649	-
Allowance for bad debt	51,718	38,416
Changes in operating assets and liabilities:
Notes receivable - trade	372,225	(325,683)
Accounts receivable	(1,563,332)	(1,463,025)
Other receivables	(1,168,234)	(16,775)
Prepaid expenses	160,660	(237,815)
Inventories	504,589	(1,900,710)
Accounts payable and accrued liabilities	1,810,991	1,269,196
Other current liabilities	17,478	55,478
Advance from customers	(202,491)	438,769
Taxes refundable	123,875	(118,287)
Taxes payable	96,552	710,204

Net cash used in operating activities	(934,645)	(795,894)

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	498,494	(5,399,399)
Advances to related parties receivable	-	(2,172,500)
Purchase of property, plant, and equipment	(37,475)	-
Purchase of construction in progress	(70,094)	-
Purchase of intangible asset	(23,901)	-
Proceeds from related parties receivables	1,000,000	1,172,500

Net cash provided by (used in) investing activities	1,367,024	(6,399,399)

Cash flows from financing activities:
Proceeds from loans	-	2,969,200
Payments to related parties payable	(41,028)	-

Net cash provided by (used in) financing activities	(41,028)	2,969,200

Effect of exchange rate changes on cash	33,933	19,087

Net increase (decrease) in cash and cash equivalents	425,284	(4,207,006)

Cash and cash equivalents, beginning of year	1,987,041	6,194,047

Cash and cash equivalents, end of period	$2,412,325	$1,987,041

Supplemental disclosures of cash flow information:
Cash paid for interest	$247,410	$-
Cash paid for taxes	$-	$2,011

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	$600,000	$600,000
Construction in progress moved to fixed assets	$5,362,946	$10,375,653

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.

December 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $10,304,094 as of December 31, 2011. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

Business combination

In accordance with FASB ASC 805“Business Combinations”, the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

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

As of December 31, 2011, the cash balance in financial institutions in the United States was $1,566,565. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2011, the Company had deposits of $1,314,121 that were in excess of the FDIC insurance limit.

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

Inventories

The Company values inventories, consisting of finished goods, work in process and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method. Cost of work in process and finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company follows FASB ASC 330-10-30“Inventory-Overall-Initial Measurement” for the allocation of production costs and charges to inventories. The Company allocates fixed production overheads to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time. The actual level of production may be used if it approximates normal capacity. In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of December 31, 2011, the Company determined and made reserves of $315,408 for obsolescence of inventories.

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

Impairment of long-lived assets

The Company follows FASB ASC 360-10-35-15“Impairment or Disposal of Long-Lived Assets” for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2011.

Redeemable preferred stock

On September 2, 2008, the Company completed the sale to China Hand Fund I, LLC and/or its designees or assignees of 996,186 units for total proceeds of $10,000,000, each unit consisting of one share of the Company’s Series A Convertible Preferred Stock and one three year warrant to purchase 2.5 shares of the Company’s common stock (after the 1:10 reverse split). The preferred stock pays annual dividends of 6% regardless of the Company’s profitability, which dividend may be paid in common stock at the option of the Company. Each preferred share is convertible into ten shares of common stock. After December 30, 2010, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.0038 per share plus accrued but unpaid dividends. The preferred stock is convertible into ten shares of Common Stock but is redeemable for cash if not converted into Common Stock. Because preferred stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

On September 21, 2009, the Company entered into a Note Purchase Agreement with Vicis Capital Master Fund and/or its successor and assigns, an accredited investor (the “Investor”) where in consideration of $10,000,000, the Investor purchased from the Company a convertible promissory note in a principal amount of $10,000,000, (the “Note”). The Note was due on December 31, 2009, and was automatically convertible into 920,267 shares of the Series B Convertible Preferred Stock of Master Silicon Carbide Industries, Inc., a Nevada corporation (“MSCI Nevada”), within three business days after the Company merged into MSCI Nevada, completing the Company’s reincorporation from Delaware to Nevada on or around November 2, 2009 (the “Reincorporation”). Each preferred share is convertible into ten shares of common stock. After December 31, 2011, the Company may be required to redeem for cash the outstanding preferred stock, if not previously converted by the holders, for $1.087 per share. The preferred stock is convertible into ten shares of Common Stock but is redeemable for cash if not converted into Common Stock. Because the preferred stock contains a redemption feature outside the control of the Company, it is classified outside of stockholders’ equity in accordance with EITF Topic D-98.

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

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There are no research and development costs for the years ended December 31, 2011 and 2010.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 are $38,541 and $66,525, respectively.

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

December 31, 2011
Balance sheet	RMB 6.2933 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.4641 to US$1.00

December 31, 2010
Balance sheet	RMB 6.6227 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.7695 to US$1.00

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

	For the year ended December 31, 2011	For the year ended December 31, 2010
Numerator for basic net profit (loss) per share - Profit (loss) attributable to common shareholders	$(3,741,099)	$(900,726)
Numerator for diluted net profit (loss) per share - Profit (loss) attributable to common shareholders	$(3,741,099)	$(900,726)
Denominator for basic net profit (loss) per share - Weighted average shares of common stock outstanding	3,592,645	3,044,861
Denominator for diluted net profit (loss) per share - Weighted average shares of common stock outstanding	3,592,645	3,044,861
Basic net Profit (loss) per share	$(1.04)	$(0.30)
Diluted net Profit (loss) per share	$(1.04)	$(0.30)

Potentially dilutive shares were not included in the denominator for diluted net profit (loss) per share because their effect would be antidilutive.

The following table shows the weighted-average number of potentially dilutive shares for the years ended December 31, 2011 and 2010:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Series A preferred stock	9,961,860	9,961,860
Series B preferred stock	9,202,670	9,202,670
Warrants	2,490,465	2,490,465
Total	21,654,995	21,654,995

Common Stock

As of December 31, 2011, the Company had 3,866,947 shares of Common Stock issued and outstanding.

Dividend

During the fiscal year of 2011, the Company issued 597,732 shares of common stock, or $600,000 at a fair market value of common stock as payment for dividends of Series A Convertible Preferred Stock. During the fourth quarter of 2011, the Company accrued $150,000 in dividends pursuant to the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated August 29, 2008.

Warrants

On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. According to the resolutions of Board of Directors, the Company extended the expiration date of the original warrants to September 1, 2012 in order to facilitate its future financing activities resulting in a one-time charge of $661,649 to interest expense. The following table summarized the cumulative warrant activity, including the activity for the years ended December 31, 2011 and 2010:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2009	2,490,465	$1.25
Exercised	-	-
Outstanding, December 31, 2010	2,490,465	1.25
Exercised	-	-
Outstanding, December 31, 2011	2,490,465	$1.25

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

Accounting Standards Update (“ASU”) ASU No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through December 31, 2011, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – NOTES RECEIVABLE

Notes receivable come from the sales of our products. Notes receivable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010
Customer Name	Amount	Term	Amount	Term
Tengzhou Tongfeng Grinding Medium Co., Ltd	$-	-	$15,100	5 months
Tengzhou Shengtai Grinding Medium Co., Ltd	-	-	53,845	6 months
Zaozhuang Xingfa Grinding Medium Co., Ltd	-	-	37,749	2 months
Pingdingshan Zhongao Grinding Medium Co., Ltd	-	-	226,494	5 months
China Silicon Corporation	-	-	30,863	1 month
Total	$-		$364,051

NOTE 4 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Accounts receivable	$3,268,221	$1,579,750
Allowance for bad debts	(102,429)	(46,854)
Accounts receivable, net	$3,165,792	$1,532,896

NOTE 5 – INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$425,086	$306,249
Finished goods	2,347,710	2,352,406
Work in progress	-	316,541
Provision for impairment	(315,408)	-
Total	$2,457,388	$2,975,196

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

According to the Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company totally paid the management fee of $150,000 during the year ended December 31, 2011.

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

As of December 31, 2011 and 2010, the Company owed Changchun Master Company $905,921 and $886,748 whose stockholder is Zhigang Gao, who is a director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 7 – DEPOSITS

Deposits to purchase fixed assets included the deposits to establish the buildings and equipment for the three production lines. Deposits at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Deposit for buildings	$-	$452,915
Deposit for equipment	-	1,576,021
Prepayment	56,488	-
Total	$56,488	$2,028,936

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

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Land use right	$858,624	$815,918
Production license	688,219	709,258
Software	36,679	11,530
Less: accumulated amortization	(154,098)	(120,056)
Total	$1,429,424	$1,416,650

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Buildings	$11,151,772	$6,480,400
Machinery and equipment	7,680,808	5,135,138
Motor vehicles	347,030	299,417
Office equipment	132,025	96,572
Less: accumulated depreciation	(1,991,068)	(634,569)
Property and equipment, net	$17,320,567	$11,376,958

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the year ended December 31, 2011 was $1,288,305, of which $140,807 was included in G&A expense and $1,147,498 was included in cost of revenue. Depreciation expense for the year ended December 31, 2010 was $477,787, of which $39,504 was included in G&A expense and $438,283 was included in cost of revenue.

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

	December 31, 2011	December 31, 2010
Buildings	$-	$2,469,145
Construction in progress	-	812,726
Equipment	848,540	775,382
Capitalized interest	-	75,422
Others	-	283,028
Total	$848,540	$4,415,703

Total capitalized interest amounted to zero and $75,422 for the years ended December 31, 2011 and 2010, respectively.

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

	Interest	Maturity		Interest Expenses
	Rate	Date	Amount	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,589,000	$102,967	$82,656	$-

Yili branch, Bank of China	6.48%	3-Jan-13	3,178,000	205,934	205,934	1,692

			$4,767,000	$308,901	$288,590	$1,692

NOTE 12 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2011. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. There is no tax provision for the year ended December 31, 2011. The tax provision was $85,155 for the fiscal year ended December 31, 2010.

Master Consulting was incorporated on July 14, 2011 in the People’s Republic of China by the Company. Since there is no revenue, Master Consulting does not have any income tax.

For the years ended December 31, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Income (loss) before income tax
United States	$(1,285,131)	$(511,281)
China	(1,855,968)	829,415
Total	$(3,141,099)	$318,134

Provision for income taxes
Current income tax	$-	$85,155
Deferred income tax	-	-
Total	$-	$85,155

USA

MSCI is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2011, the operations in the United States of America incurred $8,145,911 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $2,036,478 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Income (loss) before income tax
Yili China	$(1,855,968)	$829,415
Statutory income tax rate	25%	25%

Income tax expense at statutory rate	(463,992)	207,354
Tax effect of accumulated loss	-	(122,199)
Net operating loss	463,992	-
Income tax expense at effective rate	$-	$85,155

During the fiscal year of 2011, the United States entity had a net operating loss of $1,285,131 for which no benefit was realized and a 100% valuation allowance was created. At the same time, the Chinese entity had a net operating loss of $1,855,968. The tax provision amounted to zero and $85,155 for the year ended December 31, 2011 and 2010, respectively.

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

NOTE 14 – CONCENTRATION

For the year ended December 31, 2011, four customers accounted for 10% or more of sales revenues, representing 25%, 22%, 16% and 13%, respectively of the total sales. For the year ended December 31, 2010, three customers accounted for 10% or more of sales revenues, representing 21%, 12% and 12%, respectively of the total sales.

NOTE 15 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the financial statements were available to be issued.

In April 2012, the Company’s board approved issuance of 149,433 shares of Common Stock as dividends of Series A preferred stock.

