Form 10-Q
period 2012-03-31
Master Silicon Carbide Industries, Inc.
filed 2012-05-21
CIK 1417451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2012, the registrant had: (i) 4,165,813 shares of common stock, par value $.001 per share,  issued and outstanding; (ii) 996,186 shares of Series A Convertible Preferred Stock, par value $.001 per share, issued and outstanding; and (iii) 920,267 shares of Series B Convertible Preferred Stock, par value $.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL STATEMENTS

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(In US Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,344,677	$2,412,325
Accounts receivable, net	3,163,799	3,165,792
Inventories	1,331,512	2,457,388
Prepaid expenses	201,258	158,774
Total current assets	7,041,246	8,194,279

Deposits-fixed assets	90,135	56,488
Other receivables	153,314	103,656
Amount due from related party	-	14,896
Property, plant and equipment, net	17,027,957	17,320,567
Construction in progress	1,182,371	848,540
Intangible assets, net	1,415,166	1,429,424
Total assets	$26,910,189	$27,967,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$3,639,331	$4,486,153
Tax payable	393,669	195,498
Current portion of loans	1,589,000	1,589,000
Advance from customers	963,422	386,794
Other payables	106,153	109,170
Amount due to related parties	905,351	905,921
Dividends accrued	150,000	150,000
Total current liabilities	7,746,926	7,822,536

Technology payable	157,530	144,917
Long-term loans	3,175,000	3,178,000
Total liabilities	11,079,456	11,145,453

Redeemable Preferred Stock-A ($0.001 par value, 996,186 shares issued)
liquidation preference of $10.038 per share	10,000,000	10,000,000
Redeemable Preferred Stock-B ($0.001 par value, 920,267 shares issued)
liquidation preference of $10.8664 per share	10,000,000	10,000,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized;
4,016,380 and 3,866,947 shares issued and outstanding, respectively	4,016	3,867
Additional paid-in capital	6,057,828	5,907,977
Retained (deficit)	(11,435,493)	(10,304,094)
Accumulated other comprehensive income	1,204,382	1,214,647

Total stockholders’ equity (deficit)	(4,169,267)	(3,177,603)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$26,910,189	$27,967,850

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT (LOSS)

(UNAUDITED)

(In US Dollars)

	For The Three Months Ended
	March 31, 2012	March 31, 2011

Revenues:
Revenues	$1,716,141	$4,320,828
Cost of revenues	1,886,962	3,517,212
Gross (loss) profit	(170,821)	803,616

General and administrative expenses	713,468	1,002,232
Total operating expenses	713,468	1,002,232
Loss from operations	(884,289)	(198,616)

Interest income	3,042	20,995
Interest expense	(99,090)	-
Other income	1,598	-
Other expense	(2,660)	-
Total other income (expenses)	(97,110)	20,995

Loss before income taxes	(981,399)	(177,621)

Income tax provision	-	-
Net loss	$(981,399)	$(177,621)
Accretion on redeemable preferred stock	$-	$-

Dividends on preferred stock	150,000	150,000
Net loss attributable to common stockholders	$(1,131,399)	$(327,621)

Comprehensive loss:

Net Loss	$(981,399)	$(177,621)

Foreign currency translation adjustment	(10,265)	153,837
Comprehensive loss	$(991,664)	$(23,784)

Basic net loss per share	$(0.28)	$(0.10)
Diluted net loss per share	$(0.28)	$(0.10)

Weighted average common shares outstanding:
Basic	4,014,738	3,416,988
Diluted	4,014,738	3,416,988

See accompanying notes to consolidated financial statements

MASTER SILICON CARBIDE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In US Dollars)

	For The Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(981,399)	$(177,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	283,819	214,707
Amortization	13,723	11,600
Allowance for bad debt	14,859	-
Changes in operating assets and liabilities:
Notes receivable - trade	-	22,129
Accounts receivable	-	261,619
Other receivables	(49,630)	(21,365)
Prepaid expenses	(42,540)	(312,317)
Inventories	1,062,684	(1,492,714)
Accounts payable and accrued liabilities	(839,744)	1,292,144
Other current liabilities	9,737	(30,697)
Advance from customers	575,782	384,416
Taxes refundable	-	121,621
Taxes payable	197,919	(50,451)
Net cash provided by operating activities	245,210	223,071

Cash flows from investing activities:
Deposits - fixed assets and construction in progress	(305,849)	(39,865)
Purchase of property, plant, and equipment	(5,281)	-
Purchase of construction in progress	(1,981)	-
Net cash used in investing activities	(313,111)	(39,865)

Cash flows from financing activities:
Payments to related parties payable	-	(30,377)
Net cash used in financing activities	-	(30,377)

Effect of exchange rate changes on cash	253	11,500

Net increase (decrease) in cash and cash equivalents	(67,648)	164,329

Cash and cash equivalents, beginning of year	2,412,325	1,987,041

Cash and cash equivalents, end of period	$2,344,677	$2,151,370

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,930	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:

Conversion of Series A preferred stock dividend	$150,000	$150,000
Construction in progress moved to fixed assets	$-	$-

See accompanying notes to consolidated financial statements

Master Silicon Carbide Industries, Inc.

March 31, 2012

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $11,435,493 as of March 31, 2012. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital.

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

As of March 31, 2012, the cash balance in financial institutions in the United States was $908,573. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2012, the Company had deposits of $658,573 that were in excess of the FDIC insurance limit.

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

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. As of March 31, 2012, the Company determined and made reserves of $0 for obsolescence of inventories.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2012.

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

Research and development

Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment and material and testing costs for research and development. There are no research and development costs for the three months ended March 31, 2012 and 2011.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2012 and 2011 are $0 and $866, respectively.

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

March 31, 2012
Balance sheet	RMB 6.2972 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.3091 to US$1.00

March 31, 2011
Balance sheet	RMB 6.5564 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.5839 to US$1.00

December 31, 2011
Balance sheet	RMB 6.2933 to US$1.00
Statement of operations and comprehensive profit (loss)	RMB 6.4641 to US$1.00

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

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Numerator for basic net loss per share - loss attributable to common shareholders	$(1,131,399)	$(327,621)
Numerator for diluted net loss per share - Loss attributable to common shareholders	$(1,131,399)	$(327,621)
Denominator for basic net loss per share - Weighted average shares of common stock outstanding	4,014,738	3,416,988
Denominator for diluted net loss per share - Weighted average shares of common stock outstanding	4,014,738	3,416,988
Basic net loss per share	$(0.28)	$(0.10)
Diluted net loss per share	$(0.28)	$(0.10)

Potentially dilutive shares were not included in the denominator for diluted net loss per share because their effect would be antidilutive.

The following table shows the weighted-average number of potentially dilutive shares for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Series A preferred stock	9,961,860	9,961,860
Series B preferred stock	9,202,670	9,202,670
Warrants	2,490,465	2,490,465
Total	21,654,995	21,654,995

Common Stock

As of March 31, 2012, the Company had 4,016,380 shares of Common Stock issued and outstanding.

Dividend

During the fiscal year of 2011, the Company issued 597,732 shares of common stock, or $600,000 at a fair market value of common stock as payment for dividends of Series A Convertible Preferred Stock.  During the first quarter of 2012, the Company issued 149,433 shares of common stock, with a fair market value of $150,000 as payment of dividends on the Series A Convertible Preferred Stock accrued at December 31, 2011.  During the first quarter of 2012, the Company also accrued $150,000 in dividends.  The dividends are payable in shares of common stock and the Company issued shares with a fair market value of $150,000, as payment of the dividends on the Series A Preferred Stock in April 2012.

Warrants

On September 2, 2008, we issued 2,490,465 warrants to the holder or its designees or assignees of Series A Convertible Preferred Stock (after the 1:10 reverse split). The exercise price on a post reverse split basis of this three year warrant is $1.25 per share. On February 9, 2009 and May 12, 2009, Columbia China Capital Group (“CCG”) exercised warrants for 40,000 and 60,000 shares of common stock. According to the resolutions of Board of Directors, the Company extended the expiration date of the original warrants to September 1, 2012 in order to facilitate its future financing activities resulting in a one-time charge of $661,649 to interest expense. The following table summarized the cumulative warrant activity, including the activity for the three months ended March 31, 2012 and 2011:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2010	2,490,465	$1.25
Exercised	-	-
Outstanding, March 31, 2011	2,490,465	1.25
Exercised	-	-
Outstanding, December 31, 2011	2,490,465	1.25
Exercised	-	-
Outstanding, March 31, 2012	2,490,465	$1.25

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit incurred through March 31, 2012, and a working capital deficit and a net loss, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company accrued an allowance for bad debts related to its accounts receivable. The accounts receivable and allowance balances at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Accounts receivable	$3,266,164	$3,268,221
Allowance for bad debts	(102,365)	(102,429)
Accounts receivable, net	$3,163,799	$3,165,792

NOTE 4 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$537,147	$425,086
Finished goods	654,562	2,347,710
Work in progress	139,803	-
Provision for impairment	-	(315,408)
Total	$1,331,512	$2,457,388

NOTE 5 – RELATED PARTY

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

According to the Management Service Agreement, the Company paid Kuhns Brothers an annual management fee of one hundred and fifty thousand dollars ($150,000) starting from January 2010. The management fee was paid on a monthly basis ($12,500 per month) on the first day of each month. The Company totally paid the management fee of $37,500 during the three months ended March 31, 2012.

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

As of March 31, 2012 and December 31, 2011, the Company owed Changchun Master Company $905,351 and $905,921 whose stockholder is Zhigang Gao, who is a director of the Company. The loan payable is non-interest bearing, unsecured, and is payable on demand.

NOTE 6 – DEPOSITS

Deposits to purchase fixed assets amounted to $90,135 and $56,488 at March 31, 2012 and December 31, 2011, respectively. It included the deposits to establish the buildings and equipment.

NOTE 7 – INTANGIBLE ASSETS

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

Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Land use right	$858,084	$858,624
Production license	688,214	688,219
Software	36,660	36,679
Less: accumulated amortization	(167,792)	(154,098)
Total	$1,415,166	$1,429,424

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Buildings	$11,144,754	$11,151,772
Machinery and equipment	7,678,620	7,680,808
Motor vehicles	346,812	347,030
Office equipment	131,942	132,025
Less: accumulated depreciation	(2,274,171)	(1,991,068)
Property and equipment, net	$17,027,957	$17,320,567

Depreciation related to property and equipment used in production is reported in cost of revenues. Depreciation expense for the three months ended March 31, 2012 was $283,819, of which $192,817 was included in G&A expense and $91,002 was included in cost of revenue. Depreciation expense for the three months ended March 31, 2011 was $214,707, of which $20,791 was included in G&A expense and $193,916 was included in cost of revenue.

NOTE 9 – CONSTRUCTION IN PROGRESS

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

	March 31, 2012	December 31, 2011
Construction in progress	$337,707	$-
Equipment	844,664	848,540
Total	$1,182,371	$848,540

Total capitalized interest amounted to zero and $24,709 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 10 – LONG-TERM LOANS

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

	Interest	Maturity		Interest Expenses
	Rate	Date	Amount	2011	2012	2013
Yili branch, Bank of China	6.48%	22-Oct-12	$1,589,000	$102,967	$82,656	$-

Yili branch, Bank of China	6.48%	3-Jan-13	3,175,000	205,934	205,934	1,692

			$4,764,000	$308,901	$288,590	$1,692

NOTE 11 – INCOME TAXES

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2012. However, the Company has to pay corporate tax due to the rules of certain states.

BVI

C3 Capital, an international business company, was formed on July 26, 2005 in the British Virgin Islands by the Company. As a BVI company, C3 Capital does not have any income tax.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. There is no tax provision for the three months ended March 31, 2012.

Master Consulting was incorporated on July 14, 2011 in the People’s Republic of China by the Company. Since there is no revenue, Master Consulting does not have any income tax.

For the three months ended March 31, 2012 and 2011, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
loss before income tax
United States	$(147,722)	$(151,186)
China	(833,677)	(26,435)
Total	$(981,399)	$(177,621)

Provision for income taxes
Current income tax	$-	$-
Deferred income tax	-	-
Total	$-	$-

USA

MSCI is registered in the State of Nevada and is subject to United States of America tax law. As of March 31, 2012, the operations in the United States of America incurred $8,443,633 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance of $2,110,908 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income tax is 25% for Yili China. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Loss before income tax
Yili China	$(833,677)	$(26,435)
Statutory income tax rate	25%	25%

Income tax expense at statutory rate	(208,419)	(6,609)
Tax effect of accumulated loss	-	-
Net operating loss	208,419	6,609
Income tax expense at effective rate	$-	$-

During the first quarter of 2012, the United States entity had a net operating loss of $147,722 for which no benefit was realized and a 100% valuation allowance was created. At the same time, the Chinese entity had a net operating loss of $833,677. The tax provision amounted to $0 for the three months ended March 31, 2012 and 2011.

NOTE 12 - FOREIGN OPERATIONS

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

NOTE 13 – CONCENTRATION

For the three months ended March 31, 2012, one customer accounted for 10% or more of sales revenues, representing 100% of the total sales. For the three months ended March 31, 2011, three customers accounted for 10% or more of sales revenues, representing 37%, 37% and 13%, respectively of the total sales.

NOTE 14 – SUBSEQUENT EVENTS

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

Results of Operations for the Three months ended March 31, 2012 and 2011

The following tables and analysis show the operating results of the Company for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Percentage change
Revenues	$1,716,141	$4,320,828	(60)%
Cost of revenues	1,866,962	3,517,212	(46)%

Gross (loss) profit	(170,821)	803,616	(121)%

General and administrative expenses	713,468	1,002,232	(29)%

Total operating expenses	713,468	1,002,232	(29)%

Loss from operations	(884,289)	(198,616)	345%

Interest income	3,042	20,995	(86)%
Interest expense	(99,090)	-	N/A
Other income	1,598	-	N/A
Other expense	(2,660)	-	N/A

Total other income (expenses)	(97,110)	20,995	(563)%

Loss before income taxes	(981,399)	(177,621)	453%

Income tax provision	-	-	N/A

Net loss	$(981,399)	$(177,621)	453%

Revenues

We generated sales revenues of $1,716,141 for the three months ended March 31, 2012, compared to $4,320,828 for the same period in 2011, representing a decrease of $2,604,687, or 60%. A breakdown of total revenues is set forth in the following table:

Item	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Percentage change
Green silicon:
Selling volume (ton)	$1,735	$3,461	(50)%
Average price in US dollars	989	1,248	(21)%
Subtotal	1,716,141	4,320,828	(60)%

Black silicon:
Selling volume (ton)	-	-	-%
Average price in US dollars	-	-	-%
Subtotal	-	-	-%

Total	$1,716,141	$4,320,828	(60)%

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

However, during the third and fourth quarter of 2011, due to the European sovereign crisis, the global market demand for solar energy dropped dramatically, which adversely affected the market price of SiC, the essential abrasive material for manufacturing solar panels. The trend continued into 2012 and is estimated to continue for the rest of 2012.

For the three months ended March 31, 2012, we produced 445 tons of green SiC and 0 tons of black SiC. The total output of the same period of 2011 was 4,312 tons of green SiC and 101 tons of black SiC.

During the three months ended March 31, 2012, the average market prices of green SiC decreased compared to the same period of last year. The Company sold 1,735 tons of green SiC and 0 tons of black SiC during the first quarter of 2012, whereas during the same period of last year, the Company sold 3,461 tons of green SiC and 0 tons of black SiC. The sales volume of green SiC during the first quarter of 2012 decreased by nearly 50% compared to the same period of last year. The Company’s revenue was $1,716,141, or decreased by 60%, compared to the revenue of $4,320,828 during the three months ended March 31, 2011. The decrease of the revenue is mainly due to the decrease of the average unit selling price and the decreased sales quantities, both of which were caused by the less market demand.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the costs of our raw materials and packaging materials, direct labor, manufacturing overhead expenses, depreciation, amortization, inventory count loss and freight charges. The raw materials include quartz, petrol coke and electricity power. These materials generally account for 8%, 60% and 32% of total raw material costs. Our cost of goods sold for the three months ended March 31, 2012 and 2011 were $1,866,962 and $3,517,212, respectively.

Item	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Percentage change
Green silicon:
Production volume (ton)	$445	$4,312	(90)%
Average cost in US dollars	1,153.04	1,056	9%
Subtotal	513,101	4,552,899	(89)%

Black silicon:
Production volume (ton)	-	101	(100)%
Average cost in US dollars	-	1,036	(100)%
Subtotal	-	104,611	(100)%

Total production cost	$513,101	$4,657,510	(89)%

During the three months ended March 31, 2012, the Company produced roughly 445 tons of Green SiC, compared to roughly 4,413 tons of Green SiC produced in the same period of last year. During the first quarter of 2012, our production lines consumed approximately 1.59 tons of quartz, 1.41 tons of petrol coke and 7,746 KW of electricity, respectively, for producing one unit of SiC. In the same period of last year, we consumed roughly 1.84 tons of quartz, 1.61 tons of petrol coke and 8,359 KW of electricity. Since our productivity has been enhanced, we saved 9% of costs per ton due to the lower consumption of raw materials. However, the purchasing prices of quartz and electricity increased during the first quarter of 2012 by 9% and 12%, respectively. Therefore, the average production costs during the three months ended March 31, 2012 were nearly 9% higher than the same period of last year.

Gross Profit

During the three months ended March 31, 2012, we had a gross loss of $170,821 and the gross loss margin was approximately 10.0%. In the same period of last year, we had a gross profit of $803,616 and a gross profit margin of 18.6%. The decrease of our gross profit margin is mainly due to the increase of our average unit production cost, which was more than the increase of our average unit selling price.

General and Administrative Expenses

Our operating and administrative expenses consist primarily of freight fee, related salaries, professional fee, depreciation and traveling expenses. Operating and administrative expenses were $713,468 for the three months ended March 31, 2012, as compared to $1,002,232 for the same period of 2011, a decrease of $288,764. This decrease was mainly due to the decreased shipping and outbound freight fee in line with decreased sales offset by increased depreciation expenses due to more property and equipment started to depreciate.

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Percentage change
G&A
Shipping and outbound freight fee	20,229	425,139	(95)%
Professional fees	88,489	20,208	338%
Travel expenses	13,876	21,132	(34)%
Products tax and related taxes	7,018	7,854	(11)%
Welfare and benefits	261,262	247,910	5%
Social insurance	8,455	5,351	58%
Depreciation expenses	192,817	20,704	831%
Amortization expenses	13,723	16,078	(15)%
Public relations expenses	10,503	11,331	(7)%
Motor car expenses	11,001	11,399	(3)%
Office expenses	69,502	69,220	0%
Interest	-	99,446	(100)%
Others	16,593	46,460	(64)%
Total	$713,468	$1,002,232	(29)%

Operating Loss

Our operating loss was $884,289 for the three months ended March 31, 2012, as compared to a loss of $198,616 for the comparable period of 2011, an increase of $685,673. Our increase in operating loss for the first quarter of 2012 was mainly due to the decreased gross profit as a result of less sales and less demand which was offset by the decreased general and administrative expenses.

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

Incorporated in Xinjiang province in 2005, Yili China is subject to enterprise income tax at the rate of 25%. Income tax provision for Yili China was zero during the three months ended March 31, 2012 and 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $981,399, compared to a loss of $177,621 for the same period of 2011. Such increase of net loss of $803,778 was a result of the decreased revenues generated by the Company for the three months ended March 31, 2012 not exceeding the aggregate decrease of expenses and costs. During the first quarter of 2012, the decreased market demand in the industry lead to fewer orders of our products. As a result, we reduced the production, hence less gross revenue was generated. At the same time, the raw material costs increased.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $2,344,677. Compared to December 31, 2011, cash and cash equivalents decreased by $67,648.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Percentage change
Net cash provided by operating activities	$245,210	$223,071	10%
Net cash used in investing activities	(313,111)	(39,865)	685%
Net cash used in financing activities	-	(30,377)	(100)%
Effect of exchange rate changes on cash	253	11,500	(98)%
Net increase (decrease) in cash and cash equivalents	(67,648)	164,329	(141)%
Cash and cash equivalents, beginning of period	2,412,325	1,987,041	21%
Cash and cash equivalents, end of period	$2,344,677	$2,151,370	9%

Operating Activities

Net cash provided by operating activities was $245,210 for the three months ended March 31, 2012, compared to an amount of $223,071 net cash that was provided by operating activities during the same period of last year. The increase of net cash used in operating activities was mainly due to the facts that the Company had a decrease in inventory, offset by more payments made for accounts payable and accrued liabilities, and increased net loss due to less sales which was caused by less demand and increased production cost caused by increased raw material cost. Therefore, the Company had cash of $245,210 provided by operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $313,111, compared to an amount of $39,865 net cash that was used in investing activities for the same period of last year. The increase is due to the increased deposit for property, plant and equipment and construction in progress for the three months ended March 31, 2012 compared to the same period of last year. Therefore, the Company had cash of $313,111 used in investing activities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 totaled $0, compared to $30,377 used in financing activities during the same period of 2011. The decrease is due to the fact that there was related party transaction during the first quarter of 2011 whereas there are none for the three months ended March 31, 2012. Therefore, the Company had cash of $0 used in financing activities.

Inventories

Inventories consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$537,147	$425,086

Finished goods	654,562	2,347,710

Work in progress	139,803	-

Provision for impairment	-	(315,408)

Total	$1,331,512	$2,457,388

Our raw materials mainly include quartz and petrol coke, which account for more than 95% of total raw material. Quartz comes from local mining companies and individual collectors. Quartz in Xinjiang province is 99.99% pure. Petrol coke comes from the Sinopec Group which is the biggest petrol company in China. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. Compared with the amount of December 31, 2011, the decrease of inventories is mainly attributable to the decreased finished goods as a result of decreased sales due to less demand.

Property and Equipment

The following is a summary of property and equipment as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Buildings	$11,144,754	$11,151,772

Machinery and equipment	7,678,620	7,680,808

Motor vehicles	346,812	347,030

Office equipment	131,942	132,025

Less: accumulated depreciation	(2,274,171)	(1,991,068)

Property and equipment, net	$17,027,957	$17,320,567

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities amounted to $3,639,331 and $4,486,153 as of March 31, 2012 and December 31, 2011, respectively. Accounts payable primarily resulted from our purchases of raw materials and equipment. The decrease of $846,822 is mainly a decrease in accounts payable caused by decreased purchase of raw materials, including quartz, petrol coke and electricity due to less sales caused by decreased demand. Our biggest supplier is Yihe Hydro Center, the payables to which accounted for more than 91% of the total amount of accounts payable as of March 31, 2012 and 50% of the total amount of accounts payable as of December 31, 2011.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. John Kuhns, our Chief Executive Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were not effective. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months period ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2012, the Company issued to the holders of the Series A Preferred Stock an aggregate of 149,433 shares of Common Stock on January 3, 2012 which settled the liability for the dividends of the Series A Preferred Stock accrued during the fourth quarter of year 2011.

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

MASTER SILICON CARBIDE INDUSTRIES, INC.

Date: May 21, 2012	By:	/s/ John D. Kuhns
John D. Kuhns
President and Chief Executive Officer
(principal executive officer)

Date: May 21, 2012	By:	/s/ Chunli Liu
Chunli Liu
Chief Accounting Officer
(principal financial officer and accounting officer)

